Form 10-K
period 1993-12-31
TRANS FINANCIAL BANCORP INC
filed 1994-03-31
CIK 704469

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d) of The
                    Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1993       Commission File Number 0-13030

                         TRANS FINANCIAL BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   Kentucky                                  61-1048868
                   --------                                  ----------
        (State or other jurisdiction of         (I.R.S. Employer Identification No.)
        incorporation or organization)

500 East Main Street, Bowling Green, Kentucky                  42101
- ---------------------------------------------                  -----
   (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (502)781-5000

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                      ------------------------------------
                                (Title of Class)
                        Preferred Stock Purchase Rights
                        -------------------------------
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 25, 1994: $102,581,000.

The number of shares outstanding of the issuer's class of common stock on March 25, 1994: 8,812,611 shares.

DOCUMENT INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 1994 are incorporated by reference into
Part III of this report.

The Exhibit Index is on page 49. This filing contains 85 pages (including this facing sheet).

                               TABLE OF CONTENTS

    ITEM                                                                                                     PAGE
    ----                                                                                                     ----
                                                                PART I
    1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
    2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
    3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
    4.   Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . . . . . . .   6
    4a.  Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

                                                               PART II
    5.   Market for the Registrant's Common Stock and Related Shareholder Matters . . . . . . . . . . . . .   7
    6.   Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
    7.   Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . .   7
    8.   Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
    9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . .   8

                                                               PART III
    10.  Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . . . . . . . . . .   8
    11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8
    12.  Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . . . . . . . .   8
    13.  Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . . . . . . . .   8

                                                               PART IV

    14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . . . . . . .   9
         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10


                                     PART I

ITEM 1. BUSINESS
THE COMPANY AND THE BANKS
    Incorporated in Kentucky in 1981, Trans Financial Bancorp, Inc. (the "company") is a bank holding company registered under the Bank Holding Company Act of 1956, and a savings and loan holding company registered under the Home Owners' Loan Act. The company has two commercial bank subsidiaries, Trans Financial Bank, National Association, located in Bowling Green, Kentucky ("TFBNA"), and Trans Financial Bank, located in Pikeville, Kentucky ("TFB-Pikeville"), and two thrift subsidiaries, Trans Financial Bank, Federal Savings Bank, located in Russellville, Kentucky ("TFBFSB"), and Trans Financial Bank of Tennessee, FSB, located in Tullahoma, Tennessee ("TFB of TN") (collectively referred to as the" banks").
    The company acquired its first thrift subsidiary, TFBFSB, in November 1990. Effective January 1, 1991, the company's two former bank subsidiaries were consolidated into one national banking institution, TFBNA. On August 30, 1991, as the result of a joint bid with PNC Bank for certain deposits and assets of Future Federal Savings Bank, Louisville, Kentucky, under the Accelerated Resolution Program of the Resolution Trust Corporation, TFBNA assumed approximately $75.9 million in deposits and acquired approximately $11 million in consumer loans and received approximately $64.3 million in cash (net of a $1.0 million premium), all related to the Glasgow, Kentucky and Tompkinsville, Kentucky branches of Future Federal Savings Bank. Effective March 26, 1992, the company acquired First Federal Savings Bank of Tennessee, Tullahoma, Tennessee, and effective March 27, 1992, the company acquired Maury Federal Savings Bank, Columbia, Tennessee. These two Tennessee thrift institutions were merged on November 27, 1992, to form TFB of TN. On August 7, 1992, the company acquired (through First Federal Savings Bank of Tennessee) the deposits and branch operations of five middle Tennessee branches of Heritage Federal Bank for Savings, a Tennessee-based savings bank. In this transaction, the company's Tullahoma-based affiliate assumed approximately $55 million in deposits, acquired approximately $2.3 million in premises and equipment and received approximately $52 million in cash (net of a premium). On December 31, 1992, the company merged with Dawson Springs Bancorp, Inc. (DSB), the holding company for Kentucky State Bank, Scottsville, Kentucky, and Commercial Bank of Dawson Springs, Dawson Springs, Kentucky. These banks were merged into TFBNA on December 31, 1992. On July 6, 1993, in a transaction accounted for as a purchase, the company acquired Trans Kentucky Bancorp, Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville. At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $188.7 million, net loans of $107.6 million and total deposits of $163.9 million. The aggregate cost, including consideration and acquisition costs, totaled $18.8 million.
    On December 31, 1993, the company had total consolidated assets of $1.169 billion, total loans of $769 million, total deposits of $994 million and shareholders' equity of $76 million.
    On February 15, 1994, the company merged with Kentucky Community Bancorp, Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank of Morehead, and Farmers Liberty Bank, with combined assets of approximately $175 million. Under the terms of the merger, all shares of KCB common stock outstanding were converted into 1,374,962 shares of company common stock. The transaction was accounted for as a pooling of interests.
    On December 27, 1993, the company entered into a definitive agreement providing for the acquisition of Peoples Financial Services, Inc. ("Peoples Financial") in an all stock transaction. Peoples Financial, headquartered in the middle Tennessee community of Cookeville, is a two bank holding company for Peoples Bank and Trust of the Cumberlands and Citizens Federal Savings Bank, with combined assets of approximately $120 million. Under the terms of the agreement, Peoples Financial shareholders will receive 5.5 shares of company common stock for each share of Peoples Financial stock or a total of approximately 1,315,770 shares. The transaction is subject to regulatory and Peoples Financial shareholder approval.
    On January 28, 1994, the company entered into a definitive agreement providing for the acquisition of FGC Holding Company ("FGC") in an all stock transaction. FGC, headquartered in the eastern Kentucky community of Martin, is a one bank holding company for First Guaranty National Bank, with $126 million in assets. Under the terms of the agreement, FGC shareholders will receive
419.83 shares of company common stock for each share of FGC common stock, or a total of approximately 1,050,000 shares. The transaction is subject to regulatory and FGC shareholder approval.
    It is anticipated these two pending acquisitions will constitute tax free reorganizations and qualify for the pooling of interests method of accounting.
    Interest on domestic, commercial and mortgage loans constitutes the largest contribution to the operating revenues of the banks. TFBNA and TFB-Pikeville provide a full range of corporate and retail banking services, including the acceptance of deposits for checking, savings and time deposit accounts; making of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; rental of safe deposit boxes; and financial counseling for individuals and institutions. In addition, TFBNA is an equity partner in Quest, a partnership of several Kentucky banks engaged in the development and operation of a regional automated teller machine network.

    TFBNA provides a wide variety of personal and corporate trust and trust-related services, including serving as executor of estates; as trustee under testamentary and inter vivos trusts; as guardian of the estates of minors and incompetents; as escrow agent under various agreements; and as financial advisor to and custodian for individuals, corporations and others. Corporate trust services include serving as registrar and transfer agent for corporate securities and as corporate trustee under corporate trust indentures. At
December 31, 1993, approximately $294 million in assets were managed by the trust department of TFBNA.
    Historically, the principal business of TFBFSB and TFB of TN has been the acceptance of savings deposits from the general public and the origination and purchase of mortgage loans for the purpose of constructing, financing or refinancing one- to four-family dwellings. Since its acquisition of TFBFSB in November 1990, the company has introduced a variety of additional products and services designed to attract a more diverse customer base, including checking accounts, consumer, installment and commercial loans, trust and brokerage services. Similar products are now being offered at TFB of TN since its acquisition in March 1992.
    TFBNA has thirteen offices, six located in Bowling Green, Kentucky, two located in Glasgow, Kentucky, two located in Scottsville, Kentucky and one located in each of Dawson Springs, Tompkinsville and Barren County in Kentucky. TFB-Pikeville has seven offices - three located in Pikeville, Kentucky, and one each in Elkhorn City, Meta, Belfry and Virgie, Kentucky. TFBFSB has two offices
- - one located in Russellville, Kentucky, and one in Auburn, Kentucky. TFB of TN has 14 branch locations - two in Columbia, Tennessee, and one each in the Tennessee communities of Tullahoma, Mt. Pleasant, Clarksville, Cookeville, Franklin, Lebanon, Manchester, McMinnville, Murfreesboro, Shelbyville, Sparta and Winchester. In addition to its full service branches, TFB of TN has a mortgage operations center in Tullahoma and loan production offices in Nashville and Chattanooga.

COMPETITION
    The deregulation of the banking industry and the enactment in Kentucky and other states of legislation permitting multi-bank holding companies as well as interstate banking has created a highly competitive environment for banking in the company's market area.
     TFBNA competes in the Bowling Green area with four commercial banks and two savings associations, in the Glasgow/Cave City area with two commercial banks and one savings association, in the Scottsville area with one commercial bank and one savings association, in the Dawson Springs area with three commercial banks and two savings associations, and in the Tompkinsville area with two larger commercial banks. TFB-Pikeville competes with two commercial banks and two savings associations in the Pikeville area. In the Russellville area, TFBFSB competes with five commercial banks located in the county. TFB of TN's primary market area is middle Tennessee. Based on assets at June 30, 1993, (the latest date for which competitive infomation is available) TFBNA was the largest financial institution in Bowling Green and Glasgow, the second largest financial institution in Scottsville and the 6th largest financial institution in Dawson Springs. TFB-Pikeville was the third largest financial institution in Pikeville as of June 30, 1993, TFBFSB was the third largest financial institution in Russellville, and TFB of TN was the fourth largest of the 34 thrift institutions headquartered in the state of Tennessee.

    The company actively competes in its markets with other commercial banks and financial institutions for all types of deposits, loans, trust accounts and the provision of financial, trust and other services. The company also competes generally with insurance companies, savings and loan associations, credit unions, other financial institutions, and institutions which have expanded into the quasi-financial market. Many of these competitors have resources substantially in excess of those of the company, have broader geographic markets and higher lending limits than the banks and, therefore, are able to make larger loans, sell a broader product line, and make more effective use of advertising than can the company or the banks.

SUPERVISION AND REGULATION
    Bank holding companies, commercial banks and savings banks are extensively regulated under both federal and state law. Any change in applicable law or regulation may have a material effect on the businesses and prospects of the company and the banks.
    The company, as a registered bank holding company, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. Also, as a registered savings and loan holding company, the company is subject to the supervision of and regulation by the Office of Thrift Supervision (OTS).
    In addition, the company is subject to the provisions of Kentucky's and Tennessee's banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.
    TFBNA is subject to the supervision of, and regular examination by, the Office of the Comptroller of the Currency. TFB-Pikeville is subject to the supervision of, and regular examination by, the Federal Deposit Insurance Corporation and, as a state-chartered bank, it is subject to Kentucky's banking laws. TFBFSB and TFB of TN are subject to the supervision of, and regular examination by, the OTS. The FDIC insures the deposits of the banks to the current maximum of $100,000 per depositor.
    The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"), signed into law in 1989, amended provisions of the Bank Holding Company Act to specifically authorize a bank holding company, upon receipt of appropriate approvals from the Federal Reserve Board and the Director of the OTS, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may now acquire control of a bank. Pursuant to rules promulgated pursuant to FIRREA, a savings association acquired by a bank holding company (i) may, so long as it continues to meet the qualified thrift lender test, continue to branch to the same extent as permitted to other nonaffiliated savings associations similarly chartered in the state, and (ii) may not continue any non-banking activities not authorized for bank holding companies. Savings associations acquired by a banking holding company may, if located in a state where the bank holding company is legally authorized to acquire a bank, be converted, to the extent permitted by state law, to the status of a bank but deposit insurance assessments and payments continue to be paid by the association to the Savings Association Insurance Fund of the FDIC. A savings association so converted to a bank becomes subject to the branching restrictions applicable to banks. Under certain circumstances, a savings association acquired by a bank holding company may be merged with an existing bank subsidiary of a holding company.
    The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), effective December 19, 1991, has resulted in extensive changes to the federal banking laws. A primary purpose of the law is to authorize additional borrowings by the FDIC in order to provide funds for the resolution of failing financial institutions. FDICIA instituted certain changes to the supervisory process and contains various provisions that affect the operations of banks and savings institutions. Not all of the regulations implementing FDICIA have been adopted. As a result, the full effect of FDICIA on the operation of the company cannot be determined.

STATISTICAL INFORMATION
    Certain statistical information is included in a separate section of the report on pages 17 through 29 and on page 40, and those pages are incorporated herein by reference.

      Description of Statistical Information                                                                 Page
      --------------------------------------                                                                 ----
    Average Consolidated Balance Sheets and Net Interest Analysis   . . . . . . . . . . . . . . . . . . . .   17
    Analysis of Year-to-Year Changes in Net Interest Income   . . . . . . . . . . . . . . . . . . . . . . .   18
    Loans Outstanding   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   20
    Loan Maturities and Interest Sensitivity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
    Nonperforming Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21
    Potential Problem Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
    Summary of Loan Loss Experience   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
    Allocation of Allowance for Loan Losses   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24
    Allocation of Year-End Allowance for Loan Losses and Percentage of Each Type of Loan to Total Loans   .   24
    Carrying Value of Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
    Maturity Distribution of Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25
    Maturity of Time Deposits of $100,000 or More   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   26
    Federal Funds Purchased and Repurchase Agreements   . . . . . . . . . . . . . . . . . . . . . . . . . .   26
    Consolidated Statistical Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
    Impact of Nonaccrual Loans on Interest Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   40


ITEM 2. PROPERTIES
    The main banking office of TFBNA, which also serves as the principal office of the company, is located at 500 East Main Street, Bowling Green, Kentucky 42101. In addition, TFBNA operates twelve branches. Each branch offers a full range of banking services and is equipped with an automated teller machine for 24-hour banking services. TFBNA owns all of the properties at which it conducts its business except the Ashley Circle, Nashville Road and Tompkinsville branches.
    TFBFSB owns its main banking office at 135 West Fourth Street, Russellville, Kentucky and leases its branch facility at 107 West Main, Auburn, Kentucky.
    TFB of TN owns all the properties at which it conducts business except the Chattanooga and Nashville loan production offices and the Blythewood branch office.
    TFB-Pikeville owns all the properties at which it conducts business except the Virgie branch and one of its Pikeville branches (the North Mayo Trail branch).

    Note 7 to the company's consolidated financial statements included on page 41 of this report contains additional information relating to amounts invested in premises and equipment.


ITEM 3. LEGAL PROCEEDINGS
    In the ordinary course of operations, the banks are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending, or to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of the company or the banks.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
    The following table sets forth the name, age and position with the company and the banks of the executive officers of the company as of December 31, 1993. Officers of the company and the banks are elected annually.

                             Served as
                            an Executive                                     Position with the
    Name                   Officer Since     Age                            Company and the Banks
    ----                   -------------     ---                            ---------------------
Douglas M. Lester               1984          51                Chairman of the Board, President and Chief Executive Officer of the
                                                                company; Chairman of the Board and Chief Executive Officer of TFBNA;
                                                                Director of TFBNA and TFB-Pikeville
Vince A. Berta                  1993          35                Executive Vice President and Chief Financial Officer of the company;
                                                                Chief Financial Officer of TFBNA, TFB-Pikeville, TFBFSB, and TFB of
                                                                TN; Director of TFB of TN
Barry D. Bray                   1984          47                Executive Vice President, Chief Credit Officer and Director of the
                                                                company; President, Chief Operating Officer and Director of TFBNA;
                                                                Director of TFBFSB and TFB of TN
Roger E. Lundin                 1987          49                Senior Vice President and Director of Human Resources of the company
Harold T. Matthews              1987          59                Vice President of the company; President of the Glasgow Division of
                                                                TFBNA; Director of TFBNA
John T. Perkins                 1984          50                Senior Vice President and Chief Operations Officer of the company
Dena R. Schaaf                  1992          37                Senior Vice President of Risk Management and Compliance of the
                                                                company
Jay B. Simmons                  1993          37                Senior Vice President, General Counsel and Secretary of the company

    Mr. Lester joined TFBNA as its President and Chief Executive Officer in 1984, prior to the time the company became the holding company of TFBNA.
    Mr. Berta joined the company in April 1993. Prior to that, he was Vice President and Manager of Functional Control with PNC Bank.
    Mr. Bray joined TFBNA in 1982 and has served as Chief Credit Officer since 1984. Mr. Bray was elected President of TFBNA in December, 1991. He was elected Executive Vice President of the company in 1988.
    Mr. Lundin, until joining TFBNA in 1986, was employed by a division of PACCAR, Inc., an automotive-related company, as Manager of Employee Relations.
    Mr. Matthews joined Citizens Bank and Trust Company (a predecessor of TFBNA) in 1972, and continued as President of Citizens Bank and Trust Company until his election as Chief Executive Officer in 1987. In January 1991, Citizens Bank and Trust Company was merged with TFBNA and Mr. Matthews was elected President of the Glasgow Division of TFBNA. He became Vice President of the company in 1987.

  Mr. Perkins joined TFBNA in 1973 and has served as Chief Operations Officer since 1981.
    Ms. Schaaf joined the company in November 1992. Prior to that, she was Examiner-In-Charge of Asset Quality for regional banks with the Office of Comptroller of Currency.
    Mr. Simmons joined the company in November 1993. Prior to that, he was a partner in a Denver law firm, specializing in financial institutions law, and was a vice president on the legal staff of Colorado National Bankshares, Inc.
    None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of the company acting solely in their capacities as such, and other than the employment agreements of Messrs. Lester and Matthews. Mr. Lester's employment agreement with the company and TFBNA became effective January 1, 1991. Mr. Matthews' employment agreement with TFBNA was also effective January 1, 1991.



                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS
    The registrant's common stock is traded on the NASDAQ National Market System under the symbol TRFI. As of December 31, 1993, there were 1,253 shareholders of record.
    Following is a summary of market prices and dividends declared for the registrant's common stock for the quarterly periods indicated (adjusted for the 4-for-3 stock split effected February 1, 1993):

                                                     STOCK PRICE
                                                     -----------
                                                 HIGH             LOW                     DIVIDEND
                                                 ----             ---                     --------
    First quarter, 1992                       $12.375          $10.875                   $.105
    Second quarter, 1992                       14.0625          11.25                     .1125
    Third quarter, 1992                        14.25            12.1875                   .1125
    Fourth quarter, 1992                       15.1875          12.00                     .1125
    First quarter, 1993                        24.00            14.625                    .1275
    Second quarter, 1993                       23.75            19.25                     .1275
    Third quarter, 1993                        20.25            17.00                     .1275
    Fourth quarter, 1993                       18.75            14.50                     .1275

    Additional information for this item is included in Note 10 to the consolidated financial statements on page 43 of this report.


ITEM 6. SELECTED FINANCIAL DATA
    The information for this item is included in the section entitled "Consolidated Statistical Information" on page 29 of this report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS The information for this item is included in the section entitled "Management's Discussion and Analysis," on pages 13 through 28 of this report.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The following consolidated financial statements of the registrant and report of independent auditors are included in a separate section of this report on pages 30 through 48:
    Report of KPMG Peat Marwick, Independent Auditors
    Consolidated Balance Sheets - December 31, 1993 and 1992
    Consolidated Statements of Income - Years ended December 31, 1993, 1992 and
      1991
    Consolidated Statements of Changes in Shareholders' Equity - Years ended
      December 31, 1993, 1992 and 1991
    Consolidated Statements of Cash Flows - Years ended December 31, 1993, 1992 and 1991

    Notes to Consolidated Financial Statements

    Additional information for this item is included in the section entitled "Quarterly Results" on page 28 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    The information set out in the section entitled "Voting Securities and Ownership Thereof," "Election of Directors," "Compensation Committee Interlocks and Insider Participation," and "Transactions with Management and Others" of the registrant's Proxy Statement on pages 2 through 9 and 14 through 16, and the information set out in the section entitled "Executive Officers of the Registrant" on pages 6 and 7 of Part I of this report are incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
    The information set out in the section entitled "Executive Compensation and Other Information," of the registrant's Proxy Statement at pages 9 through 15 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
    The information set out in the section entitled "Voting Securities and Ownership Thereof" of the registrant's Proxy Statement at pages 2 through 4 is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    The information set out in the sections entitled "Transactions with Management and Others" and "Compensation Committee Interlocks and Insider Participations" of the registrant's Proxy Statement on pages 14 through 16 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (a) (1)  Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick, as set forth in Part II, Item 8 of this report is incorporated herein by reference.
      (2)  Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
      (3)  List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 49 through 51 of this report is incorporated herein by reference.
           The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

  (b) Reports on Form 8-K
      The registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report.

  (c) Exhibits
      The exhibits listed on the Exhibit Index on pages 49 through 51 of this Form 10-K are filed as a part of this report.

  (d) Financial statement schedules
      No financial statement schedules are required to be filed as a part of this report.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Trans Financial Bancorp, Inc.
                                         -----------------------------
                                                 (Registrant)



                                        By: /s/ Douglas M. Lester
                                            --------------------------
                                            Douglas M. Lester
                                            Chairman of the Board, President
                                            and Chief Executive Officer

                                        Date: March 31, 1994


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 1994, by the following persons on behalf of the registrant and in the capacities indicated.


  (a) Principal Executive Officer:



      /s/ Douglas M. Lester
      ----------------------
      Douglas M. Lester
      Chairman of the Board, President
      and Chief Executive Officer

  (b) Principal Financial Officer:


      /s/ Vince A. Berta
      ----------------------
      Vince A. Berta
      Executive Vice President
      and Chief Financial Officer

  (c) Principal Accounting Officer:


      /s/ Edward R. Matthews
      ----------------------
      Edward R. Matthews
      Controller

  (c) Directors:



                   /s/ Barry D. Bray                                         /s/ Charles A. Hardcastle
                   --------------------------------------                    -----------------------------------
                   Barry D. Bray                                             Charles A. Hardcastle



                   /s/ Mary D. Cohron
                   ------------------------------------                      -------------------------------------
                   Mary D. Cohron                                            Carroll F. Knicely



                   /s/ Floyd H. Ellis                                        /s/ Douglas M. Lester
                   ---------------------------------------                   ------------------------------------
                   Floyd H. Ellis                                            Douglas M. Lester



                   /s/ Noel Ennis                                            /s/ C. Cecil Martin
                   ---------------------------------------                   -------------------------------------
                   Noel Ennis                                                C. Cecil Martin



                   /s/ J. David Francis
                   --------------------------------------                    -----------------------------------
                   J. David Francis                                          Frank Mastrapasqua



                   /s/ Roy E. Gaddie                                         /s/ Joseph I. Medalie
                   -------------------------------------                     -------------------------------------
                   Roy E. Gaddie                                             Joseph I. Medalie



                   /s/ John B. Gaines
                   --------------------------------------                    -----------------------------------
                   John B. Gaines                                            Charles M. Stewart



                   /s/ David B. Garvin                                       /s/ William B. Van Meter
                   -------------------------------------                     ----------------------------------
                   David B. Garvin                                           William B. Van Meter




                   ------------------------------------                      ----------------------------------
                   Wayne Gaunce                                              Thomas R. Wallingford



                                                                             /s/ Roland D. Willock
                   -----------------------------------                       ------------------------------------
                   C.C. Howard Gray                                          Roland D. Willock


                         TRANS FINANCIAL BANCORP, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1993


                      ITEMS 1, 2, 5, 6, 7, 8 AND 14 (A)(1)

                  Financial Statements and Supplementary Data
   Market for the Registrant's Common Equity and Related Shareholder Matters
                            Selected Financial Data
  Management's Discussion and Analysis of Financial Condition and Results of
                                  Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS



FINANCIAL OVERVIEW

         Trans Financial Bancorp, Inc., (the company) is a bank holding company registered under the Bank Holding Company Act of 1956, and a savings and loan holding company registered under the Home Owners' Loan Act. The company has two subsidiary banks - Trans Financial Bank, N.A. ("Trans Financial Bank") and Trans Financial Bank, Pikeville, Kentucky ("TFB-Pikeville") - and two thrift subsidiaries - Trans Financial Bank, FSB and Trans Financial Bank of Tennessee, FSB ("TFB-Tennessee"). Collectively, these four institutions are referred to in this report as the banks.
         The company has achieved its earnings growth by expanding through acquisitions, streamlining operations and building non-interest income. At December 31, 1993, the company had total consolidated assets of $1.169 billion, total loans of $769 million, total deposits of $994 million and shareholders' equity of $76 million. For the year ended December 31, 1993, the company's net income increased 2.8%, from $9.1 million to $9.3 million, although earnings per share decreased 4.6%, from $1.30 to $1.24 per common share.
         During 1992 and 1993, the company completed several acquisitions without compromising overall asset quality. Effective March 26, 1992, the company acquired First Federal Savings Bank of Tennessee, Tullahoma, Tennessee, in a combination stock and cash purchase valued at $11.3 million. On March 27, 1992, the company acquired Maury Federal Savings Bank, Columbia, Tennessee, for $11.1 million in cash. These two Tennessee thrift institutions had combined assets of $279 million, net loans of $185 million and deposits of $252 million when they were merged on November 27, 1992. On August 7,
1992, the company acquired the deposits and branch operations of five middle Tennessee branches of Heritage Federal Bank for Savings ("Heritage Federal"). TFB-Tennessee assumed approximately $55 million in deposits, acquired approximately $2.3 million in premises and equipment and received approximately $52 million in cash (net of a premium). These acquisitions have been accounted for under the purchase method of accounting. On December 31, 1992, the company merged with Dawson Springs Bancorp, Inc. (DSB), the holding company for Kentucky State Bank, Scottsville, Kentucky, and
Commercial Bank of Dawson, Dawson Springs, Kentucky, by issuing 560,088 shares of its common stock. These two banks, with combined assets of approximately $73 million, were merged into Trans Financial Bank on December 31, 1992. The DSB merger was accounted for on a pooling of interests basis and, accordingly, all financial data for prior periods have been restated as if the entities were combined for all periods prior to the merger.
         On July 6, 1993, in a transaction accounted for as a purchase, the company acquired Trans Kentucky Bancorp, Inc., Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville. At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $188.7 million, net loans of $107.6 million and total deposits of $163.9 million. The aggregate cost, including consideration and acquisition costs, totaled $18.8 million.
         Over the last three years, the company has emphasized investment in infrastructure in order to control operating risks, support future acquisitions and internal growth and allow the company to introduce new products. Investments have been made primarily in data processing hardware and software upgrades which enable the company to process transactions more efficiently and to accommodate growth in transaction volume and product array, while realizing economies of scale and maintaining quality control. Management believes that these expenditures have enhanced the company's franchise and positioned it for future acquisitions.

         The discussion that follows is intended to provide insight into the results of operations and financial condition of the company. This discussion should be read in conjunction with the Consolidated Financial Statements and accompanying notes presented elsewhere in this report. As previously discussed, the company consummated several business combinations which were accounted for under the purchase method. Accordingly, the results of operations of those acquired entities prior to the acquisition dates have not been included in the results of operations. Therefore, ratios or analyses for periods before and after these purchase acquisitions will not be comparable. The DSB merger was accounted for as a pooling of interests and, accordingly, all financial data for prior periods were restated as if the entities had been combined for all periods prior to the merger. See Note 3 to the Consolidated Financial Statements for additional information regarding business combinations. All per share data in this report give effect to stock splits.


INCOME STATEMENT REVIEW

         GENERAL
         Net income was $9.3 million ($1.24 per share) in 1993, compared with $9.1 million ($1.30 per share) for 1992, and $4.5 million ($1.17 per share fully diluted) in 1991. The higher net income in 1993 was due to (in thousands):

         -  The TFB-Pikeville acquisition (net of the
            related interest on debt)                      $   791
         Excluding TFB-Pikeville:
         -  Increased net interest income                    5,904
         -  Increased non-interest income                    1,930
         -  Lower income taxes                                 652
         -  Increased non-interest expense                  (8,575)
         -  Increased provision for loan losses               (446)
         ----------------------------------------------------------
            Total increase in net income                   $   256
         ==========================================================

         The increase in non-interest expense was spread over several categories, particularly compensation and benefits ($3.1 million, excluding TFB-Pikeville), occupancy, furniture and equipment ($1.2 million), professional fees ($.9 million), and postage and express charges ($.4 million). The majority of increases are related to the purchase acquisitions consummated in 1992 and 1993. In general, the remaining increases are related to an effort to build the company's infrastructure to accommodate future growth, requiring investments in staff as well as in buildings, equipment and information systems.
         Earnings per share decreased in 1993 because of the increased number of average shares outstanding - a result of the full-year impact of
1) the 1992 public stock offering, 2) conversion to common stock of the remaining debentures, and 3) stock issued in connection with the TFB-Tennessee acquisition.
         The increase in earnings in 1992 versus 1991 was attributable to an increase in net interest income ($12.7 million), due to growth in interest-earning assets from the TFB-Tennessee acquisition, coupled with a higher net interest margin. Also contributing to the increase in earnings in 1992 were increases in fee income generated from deposit accounts ($.6 million), loan servicing fees ($1.1 million), securities gains ($.7 million), and gains on mortgage loan sales ($.6 million). These increases were partially offset by higher non-interest expenses ($9.5 million).

TRANS FINANCIAL BANCORP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME


=====================================================================================================================
For the year ended December 31                                                                         Change
Dollars in thousands, except per share data                           1993          1992      Amount            %
- ---------------------------------------------------------------------------------------------------------------------
Interest income                                                    $72,617       $63,407      $9,210           14.5 %
Interest expense                                                    32,031        32,011          20             .1
- ---------------------------------------------------------------------------------------------------------------------
Net interest income                                                 40,586        31,396       9,190           29.3
Provision for loan losses                                            1,662         1,216         446           36.7
- ---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 38,924        30,180       8,744           29.0
Non-interest income                                                 13,759        11,064       2,695           24.4
Non-interest expense                                                39,027        27,498      11,529           41.9
- ---------------------------------------------------------------------------------------------------------------------
Interest before income taxes and cumulative
      effect of accounting change                                   13,656        13,746         (90)           (.7)
Income taxes                                                         4,249         4,686        (437)          (9.3)
- ---------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                 9,407         9,060         347            3.8
Cumulative effect of change in accounting principle                    (91)           --         (91)            NM
- ---------------------------------------------------------------------------------------------------------------------
Net income                                                         $ 9,316       $ 9,060      $  256            2.8 %
=====================================================================================================================
Earnings per common share                                          $  1.24       $  1.30      $ (.06)          (4.6)%
=====================================================================================================================
     NM = not meaningful

NET INTEREST INCOME
     Net interest income - the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities - totaled $40.6 million in 1993, compared with $31.4 million in 1992. This represents a 29.3% increase over 1992. The increase from 1991 to 1992 was 67.6%.
     The increase in net interest income in both 1992 and 1993 was primarily a result of an increase in average interest-earning assets, which was further enhanced by an increase in the net interest margin. Average interest-earning assets for 1993 increased $206 million, while net interest margin increased 7 basis points.
     The increase in average interest-earning assets in 1993 was due to the TFB-Pikeville acquisition (providing an $89 million increase in the company's average interest-earning assets), loan growth ($86 million excluding TFB-Pikeville) and the full-year impact of investment securities purchased from funds provided in the Heritage Federal branch acquisition.
     In 1992, average interest-earning assets increased $293 million and the net interest margin increased 12 basis points. TFB-Tennessee, acquired at the end of the first quarter of 1992, added approximately $217 million to average interest-earning assets during 1992, while the Future Federal branch acquisition of August 1991 and the Heritage Federal branch acquisition of August 1992 together contributed approximately $72 million to average earning asset growth in 1992. Average loans increased $174 million in 1992 as a result of the addition of TFB-Tennessee's loan portfolio, combined with the increase in loans associated with significant residential mortgage and corporate loan demand. Average securities increased $115 million with the addition of TFB-Tennessee's securities and the increased investment in mortgage-backed securities associated with funds available from the Heritage Federal branch acquisition.

     NET INTEREST MARGIN AND SPREAD COMPARISON

===========================================================================================================
                                                                                                Basis Point
     For the year ended December 31                                      1993          1992       Change
- -----------------------------------------------------------------------------------------------------------
Average yield on interest-
     earning assets                                                      7.51%         8.34%           (83)
Average rate on interest-bearing
     liabilities                                                         3.67          4.62            (95)
- -----------------------------------------------------------------------------------------------------------
Net interest-rate spread(1)                                              3.84          3.72             12
Impact of non-interest-bearing
     sources of funds                                                     .36           .41             (5)
- -----------------------------------------------------------------------------------------------------------
Net interest margin(2)                                                   4.20%         4.13%             7
===========================================================================================================

(1) Net interest spread is the difference between the average rate of interest earned on interest-earning assets and the average rate of interest expensed on interest-bearing liabilities.

(2) Net interest margin is net interest income divided by average interest-earning assets.

    The net interest margin and net interest-rate spread increased over the past two years due to the company's interest-bearing liabilities repricing downward more rapidly than yields on interest-earning assets. During that time, the market spread between the prime rate and the federal funds rate has increased. A significant amount of Trans Financial Bank's loans are tied to the prime rate and a significant amount of its deposits are relatively short term. Short-term deposits tend to follow movements in short-term U.S. Treasury securities, rates which move up or down more quickly than the prime rate. Accordingly, as the spread between the prime rate and shorter-term rates has widened, so has the company's net interest margin and net interest-rate spread.
    One factor which partially offsets the widening interest spread effect noted above has been the inclusion of TFB-Tennessee in the company's consolidated financial statements since the first quarter of 1992. TFB-Tennessee's interest-earning assets are concentrated in relatively low yielding residential mortgage loans and investment securities. TFB-Tennessee's deposit base also has a larger proportion of higher-rate certificates of deposit. The interest spread increase was also lessened by the Tennessee branch acquisition in August 1992, which added approximately $51 million of interest-earning assets at an initial net interest spread of approximately 60 basis points.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS


====================================================================================================================================
                                                      1993                            1992                          1991
For the year ended December 31              Average           Average        Average           Average    Average           Average
Dollars in thousands                        Balance  Interest    Rate        Balance  Interest    Rate    Balance  Interest    Rate
- ------------------------------------------------------------------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Securities held to maturity:
     U.S. Treasury, Federal agencies and
        mortgage-backed securities       $  214,424  $ 12,879    6.01%      $214,171  $15,749     7.35%  $107,196  $  9,031    8.42%
     State and municipal obligations         12,442       712    5.72          5,675      392     6.91      5,694       429    7.53
     Other securities                        11,798       622    5.27         11,092      553     4.99      2,660       122    4.59
- -----------------------------------------------------------------------------------------------------------------------------------
     Total securities held to maturity      238,664    14,213    5.96        230,938   16,694     7.23    115,550     9,582    8.29
Securities available for sale                17,290       640    3.70             --       --       --         --        --      --
- -----------------------------------------------------------------------------------------------------------------------------------
     Total securities                       255,954    14,853    5.80        230,938   16,694     7.23    115,550     9,582    8.29
Federal funds sold and resale agreements     18,044       484    2.68          9,802      383     3.91      7,440       408    5.48
Interest-bearing deposits with banks            819        70    8.55          3,154      231     7.32      2,147       115    5.36
Loans, net of unearned income               691,143    57,210    8.28        515,938   46,099     8.93    341,750    35,858   10.49
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-EARNING ASSETS/
     INTEREST INCOME                        965,960    72,617    7.51        759,832   63,407     8.34    466,887    45,963    9.84
Less allowance for loan losses                7,018                            4,988                        4,265
- -----------------------------------------------------------------------------------------------------------------------------------
                                            958,942                          754,844                      462,622
Non-interest-earning assets:
     Cash and due from banks                 39,970                           33,679                       19,313
     Premises and equipment                  23,496                           16,058                        9,944
     Other assets                            28,404                           23,565                       18,275
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                             $1,050,812                         $828,146                     $510,154
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
     Interest-bearing deposits:
        Interest-bearing demand          $   89,963     2,008    2.23%      $ 81,229    2,424     2.98%  $ 47,476     2,092    4.41%
        Savings                              87,178     2,428    2.79         54,330    1,853     3.41     24,435     1,185    4.85
        Money market demand accounts         37,672       911    2.42         28,103      882     3.14     39,704     2,069    5.21
        TransPlus                            75,428     1,917    2.54         56,751    1,808     3.19     40,647     2,106    5.18
        Certificates of deposit             444,895    18,597    4.18        376,092   20,122     5.35    221,661    15,572    7.03
        Other time                           76,129     3,949    5.19         65,108    3,733     5.73     34,369     2,537    7.38
- -----------------------------------------------------------------------------------------------------------------------------------
        Total interest-bearing deposits     811,265    29,810    3.67        661,613   30,822     4.66    408,292    25,561    6.26
     Federal funds purchased and
        repurchase agreements                28,084       673    2.40         26,039      902     3.46      8,087       466    5.76
     Other short-term borrowings              6,481       238    3.67             --       --       --         --        --      --
     Long-term debt                          26,239     1,310    4.99          4,525      287     6.34     12,770     1,203    9.42
- -----------------------------------------------------------------------------------------------------------------------------------
     Total borrowed funds                    60,804     2,221    3.65         30,564    1,189     3.89     20,857     1,669    8.00
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST-BEARING LIABILITIES/
     INTEREST EXPENSE                       872,069    32,031    3.67        692,177   32,011     4.62    429,149    27,230    6.35
- -----------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing liabilities:
     Non-interest-bearing demand deposits    98,673                           61,353                       43,129
     Other liabilities                        7,135                           10,001                        6,373
- -----------------------------------------------------------------------------------------------------------------------------------
Total liabilities                           977,877                          763,531                      478,651
Shareholders' equity                         72,935                           64,615                       31,503
- -----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                $1,050,812                         $828,146                     $510,154
===================================================================================================================================

NET INTEREST-RATE SPREAD                                         3.84                             3.72                         3.49
Impact of non-interest-bearing sources                            .36                              .41                          .52
                                                                  ---                              ---                          ---
NET INTEREST INCOME/
     MARGIN ON INTEREST-EARNING ASSETS               $ 40,586    4.20%                $ 31,396    4.13%            $ 18,733    4.01%
===================================================================================================================================

Net interest margin is net interest income divided by average interest-earning assets. For computational purposes, nonaccrual loans are included in interest-earning assets. Loan fees are included in interest income on loans. Net interest spread is the difference between the average rate of interest earned on interest-earning assets and the average rate of interest expensed on interest-bearing liabilities. Average balances are based on daily balances for all periods, except that for 1992 averages, the average balances related to one affiliate comprising approximately 28% of average interest-earning assets are computed based on month-end balances.

     ANALYSIS OF YEAR-TO-YEAR CHANGES IN NET INTEREST INCOME
     The following table shows changes in interest income and interest expense resulting from changes in volume and interest rates for the years ended December 31, 1993 and 1992, as compared to the previous year.


===============================================================================================================================
                                                            1993 VS. 1992                              1992 VS. 1991
                                                       Increase/(decrease) in                     Increase/(decrease) in
                                                        income/expense due to                      income/expense due to
                                                             changes in:                                changes in:
     In thousands                            Volume           Rate        Total           Volume             Rate       Total
- -------------------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
     Loans                                  $14,708         $(3,597)      $11,111          $16,176         $(5,935)     $10,241
     Securities held to maturity                543          (3,024)       (2,481)           8,481          (1,369)       7,112
     Securities available for sale              640             --            640              --              --           --
     Federal funds sold
      and resale agreements                     248            (147)          101              110            (135)         (25)
     Interest-bearing deposits with banks      (194)             33          (161)              65              51          116
- -------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                15,945          (6,735)        9,210           24,832          (7,388)      17,444
Interest-bearing sources of funds:
     Interest-bearing demand deposits           241            (657)         (416)           1,157            (825)         332
     Savings deposits                           963            (388)          575            1,104            (436)         668
     Money market demand accounts               259            (230)           29             (503)           (684)      (1,187)
     TransPlus                                  520            (411)          109              671            (969)        (298)
     Certificates of deposit                  3,314          (4,839)       (1,525)           8,922          (4,372)       4,550
     Other time deposits                        593            (377)          216            1,864            (668)       1,196
     Federal funds purchased and
      repurchase agreements                      66            (295)         (229)             677            (241)         436
     Other short-term borrowings                238               --          238              --               --          --
     Long-term debt                           1,097             (74)        1,023             (613)           (303)        (916)
- -------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing sources of funds       7,291          (7,271)           20           13,279          (8,498)       4,781
- -------------------------------------------------------------------------------------------------------------------------------
Increase in net interest income             $ 8,654         $   536       $ 9,190          $11,553         $ 1,110      $12,663
===============================================================================================================================

     The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of change in each.


PROVISION FOR LOAN LOSSES
     The provision for loan losses was $1.7 million (.25% of average loans) in 1993 compared with $1.2 million (.24% of average loans) in 1992 and $.8 million (.22% of average loans) in 1991. Net loan charge-offs increased to $1.3 million in 1993, from $.9 million in 1992 and $.7 million in 1991. As a percentage of average loans, net charge-offs were .20% in 1993, compared with .17% for 1992, .19% for 1991 and .22% for the five year period 1989-1993. The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. In 1992, the ratio of the allowance for loan losses to period-end loans declined to 1.01% from 1.21% in 1991. The decline was a reflection of the change in the loan portfolio to a higher proportion of traditionally lower risk residential mortgage loans as a result of the acquisition of TFB-Tennessee. In 1993 that ratio increased to 1.08% as commercial loans increased from 26% of total loans at year-end 1992 to 28% at December 31, 1993.
     Further discussion on loan quality and the allowance for loan losses is included later in this review in the Asset Quality discussion.

NON-INTEREST INCOME
     Non-interest income for 1993 increased $2.7 million over 1992, including $.8 million from the TFB-Pikeville acquisition, $.8 million in increased deposit account service charges (excluding TFB-Pikeville), $.6 million in increased mortgage loan servicing fees and $.2 million in increased INVEST securities brokerage revenues. These increases were partially offset by a $.4 million decline in gains on sales of securities and mortgage loans. In 1992, non-interest income increased $4.5 million compared with 1991. TFB-Tennessee contributed $3.5 million of this increase, of which $.6 million was due to nonrecurring security gains arising from the restructuring of the acquired investment portfolio. INVEST revenues increased $.3 million (91%) in 1992. INVEST is a third-party non-affiliate which provides access to full-service brokerage services and a wide variety of complementary investment products, including financial planning.
     Revenues generated from mortgage-banking activities (loan servicing fees and mortgage loan sale gains) increased in 1993 and 1992, attributable to the mortgage-banking activities of TFB-Tennessee. The portfolio of loans serviced for others has grown to $690 million, which increased mortgage servicing fees from $.4 million in 1991, to $1.5 million in 1992, and $2.0 million in 1993. Gains on sales of mortgage loans increased from $.7 million in 1991, to $1.3 million in 1992 as a result of the increased activity related to mortgage loan originations, related loan sales and the sale of other residential portfolio mortgage loans. Substantially all the 1992 increase in gains on sales of mortgages and loan servicing fees is attributable to the Tennessee operation. In 1993 gains on sales of mortgages declined to $.7 million due to the absence of any substantial residential portfolio mortgage sales.
     Service charges on deposits increased $1.2 million in 1993 compared with 1992, a result of deposit growth and the assessment of fees for formerly complimentary services. Service charges increased $.6 million in 1992 over 1991, $.4 million of which was from TFB-Tennessee.
     Other non-interest income, which includes credit card fees, data processing revenue, QUEST (ATM network) income, credit life insurance commissions, and other miscellaneous income, increased $.9 million in 1993 and $1.2 million in 1992.

     NON-INTEREST EXPENSES
     Non-interest expenses increased $11.5 million from 1992 to 1993, after increasing $9.5 million from 1991 to 1992. The increases in 1993 are due primarily to the Tennessee thrift acquisitions during 1992 and to the TFB-Pikeville acquisition early in the third quarter of 1993. Professional fees, principally related to acquisitions, increased $.9 million. This increase, coupled with other expenses related to the opening of an operation center, were the underlying causes of the higher non-interest expenses in 1993. Non-interest expenses of TFB-Tennessee caused 65% of the increase from 1991 to 1992.
     Compensation and benefits increased $4.4 million, or 35%, from 1992 to 1993 ($3.1 million excluding TFB-Pikeville) - the result of an expansion of the professional staff as well as 1993 being the first full year of TFB-Tennessee being included in the company's operating results. The 1992 increase in compensation and benefits was $4.1 million, or 48%. Personnel expenses attributable to TFB-Tennessee's operations were $2.9 million of this increase. Other increases came from merit/promotional increases ($1.0 million), group insurance ($.2 million), and incentive pay ($.2 million).
     Occupancy and furniture and equipment costs increased $1.9 million in 1993 compared with 1992. TFB-Pikeville accounted for $.7 million of this increase, with depreciation, the renovation of the Russellville and corporate offices, and the opening of an operation center comprising the remaining portion of the increase. In 1992, these costs were up $1.6 million compared with 1991, with TFB-Tennessee making up 58% of the increase and the remainder primarily due to maintenance and depreciation associated with facility enhancements and computer equipment purchases.
     FDIC deposit insurance expense increased $.7 million from 1991 to 1992. Fifty-nine percent of this increase was attributable to TFB-Tennessee and the remainder to the increase in the premium combined with deposit growth at Trans Financial Bank. In 1993, deposit insurance expense increased 23% - a rate approximating the rate of increase in average deposits.
     Other non-interest expenses were up $3.1 million in 1993, including $.7 million due to the TFB-Pikeville acquisition, $.5 million attributable to the consolidation and conversion of mortgage loan operations, $.2 million of amortization of intangible assets related to purchase acquisitions, $.3 million of insurance (other than deposit insurance), $.2 million related to the prepayment of mortgage loans serviced for others, and $.2 million of expenses related to foreclosed and repossessed assets. In 1992 other non-interest expenses increased $3.2 million over 1991 due to Tennessee operations ($2 million), professional fees ($.3 million), advertising and public relations ($.1 million), postage ($.1 million) and other general operating expenses attributable to the general increase in business activity, none of which individually increased more than $.1 million.

     INCOME TAXES
     In the first quarter of 1993 the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", resulting in a $91 thousand decrease in net income in 1993. Excluding the effect of adopting Statement 109, the company had income tax expense of $4.2 million in 1993, compared with $4.7 million in 1992 and $2.0 million in 1991. These represent effective tax rates of 31.1%, 34.1% and

30.9%, respectively. The higher effective income tax rate for 1992 resulted from non-taxable sources of income making up a smaller proportion of income and the effects of state income taxes associated with TFB-Tennessee. Further information on the company's income tax position can be found in Note 11 to the consolidated financial statements.

BALANCE SHEET REVIEW

     Assets at year-end 1993 totaled $1.169 billion, compared with $978 million at December 31, 1992, and $587 million at the end of 1991. Average total assets increased $223 million in 1993 to $1.051 billion. Average interest-earning assets increased 27% to $966 million, after increasing 63% in 1992. The TFB-Pikeville acquisition contributed $193 million to total assets at year-end 1993 and $89 million to the increase in average interest-earning assets for the year. The acquisition of TFB-Tennessee contributed $217 million to the increase in average interest-earning assets in 1992.

     LOANS
     Total loans, net of unearned income, averaged $691 million in 1993, compared with $516 million in 1992. At year-end 1993, loans net of unearned income totaled $769 million, compared with $546 million at December 31, 1992. TFB-Pikeville's loan portfolio at December 31, 1993, represents $121 million of the increase from year-end 1992 to 1993. Much of the remaining increase in both commercial and mortgage loans represents loans to finance the operations of corporate customers. While many of these loans are structured as mortgages, very few are dependent on the collateral to service the loan. The growth in the corporate loan portfolio reflects the strength of the regional market. TFB-Tennessee's loans made up $175 million of the 1992 increase, with corporate loan growth at Trans Financial Bank contributing $11 million of the increase.
     The following table presents a summary of the loan portfolio by category for each of the last five years. Other than the categories noted, there is no concentration of loans in any industry greater than 5% in the portfolio. Trans Financial has no foreign loans or highly leveraged transactions in its loan portfolio.

     LOANS OUTSTANDING

=======================================================================================================================
     December 31
     Dollars in thousands                      1993             1992             1991             1990             1989
- -----------------------------------------------------------------------------------------------------------------------
Commercial                                 $217,159         $140,367         $116,151         $113,287         $105,195
Real estate construction                     35,904           22,989           14,385           17,964           14,467
Real estate mortgage                        375,114          273,602          134,627          120,492           96,389
Agricultural                                 28,374           21,320           19,315           20,470           43,123
Consumer                                     88,642           66,421           48,104           47,163           20,918
Other                                        25,158           21,692           15,473            9,968           10,760
- -----------------------------------------------------------------------------------------------------------------------
Total loans                                 770,351          546,391          348,055          329,344          290,852
Less unearned income                         (1,169)            (633)          (1,000)          (1,465)          (1,829)
- -----------------------------------------------------------------------------------------------------------------------
Total loans net of unearned income         $769,182         $545,758         $347,055         $327,879         $289,023
=======================================================================================================================

     The following table sets forth the maturity distribution and interest sensitivity of selected loan categories at December 31, 1993. Maturities are based upon contractual terms. The company's policy is to specifically review and approve any loan renewed; no loans are automatically rolled over. The table excludes real estate mortgage loans, consumer loans and other loans.

     LOAN MATURITIES AND INTEREST SENSITIVITY


===================================================================================================================================
     December 31, 1993                                      One Year      One Through             Over            Total
     In thousands                                            or Less       Five Years       Five Years            Loans
- -----------------------------------------------------------------------------------------------------------------------------------
Commercial                                                 $159,636          $36,730          $20,793        $217,159
Real estate construction                                     28,448            3,990            3,466          35,904
Agricultural                                                 20,963            3,171            4,240          28,374
- -----------------------------------------------------------------------------------------------------------------------------------
     Total                                                 $209,047          $43,891          $28,499        $281,437
===================================================================================================================================

Fixed rate loans                                          $  16,898          $42,233          $28,493        $ 87,624
Floating rate loans                                         192,149            1,658                6         193,813
- -----------------------------------------------------------------------------------------------------------------------------------
     Total                                                $ 209,047          $43,891          $28,499        $281,437
===================================================================================================================================

     ASSET QUALITY
     With respect to asset quality, management considers three categories of assets to merit constant scrutiny. These categories include (a) loans which are currently nonperforming, (b) other real estate and loans classified as in-substance foreclosures (ISF), and (c) loans which are currently performing but which management believes require special attention.
     Nonperforming loans, which include nonaccrual loans, accruing loans past due over 90 days and restructured loans, totaled $6.6 million at the end of 1993, an increase of $.6 million from 1992. The ratio of nonperforming loans to year-end loans was .86% compared with 1.11% at year-end 1992 and 2.06% at December 31, 1991. Nonperforming assets, which include nonperforming loans, other real estate, and loans classified as in-substance foreclosures, totaled $11.2 million at year-end 1993. The ratio of nonperforming loans and other real estate to total assets decreased from 1.38% to .96% at year-end 1993.
     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under restructured terms and that yield a market rate of interest are removed from restructured status in the year following the restructure.

     NONPERFORMING ASSETS

==================================================================================================================================
     December 31
     Dollars in thousands                               1993             1992             1991            1990             1989
- ----------------------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                    $ 4,943         $  2,750         $  2,090           $3,547           $1,724
Accruing loans which are contractually
     past due 90 days or more                         1,210            2,643            1,177            1,440              413
Restructured loans                                      444              655            3,891              494              972
- ----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming and restructured loans            6,597            6,048            7,158            5,481            3,109
Other real estate and in-substance foreclosures       4,628            7,410            4,104            3,400            3,818
- ----------------------------------------------------------------------------------------------------------------------------------
Total nonperforming and restructured loans
     and other real estate                          $11,225          $13,458          $11,262           $8,881           $6,927
==================================================================================================================================
Nonperforming and restructured loans
     as a percentage of net loans                       .86%            1.11%            2.06%            1.67%            1.08%
Nonperforming and restructured loans and
     other real estate as a percentage of total assets  .96             1.38             1.92             1.83             1.61

     Included in the $4.9 million in nonaccrual loans at December 31, 1993, is $1.8 million attributable to the TFB-Pikeville acquisition.
     Two credit relationships account for $3 million, or 61%, of the December 31, 1993, nonaccrual balance. The first of these loans is to a manufacturing concern and is secured by commercial real estate and equipment. The loan was first placed on nonaccrual in 1992. During 1993, $775,000 of the loan balance was charged off, reducing the loan to its present balance of $1.5 million. Appropriate amounts have been specifically allocated in the evaluation of the allowance for loan losses for this credit exposure. The second loan was acquired in the TFB-Pikeville acquisition. It also has an outstanding principal balance of $1.5 million and is secured by commercial real estate.
The borrower filed for Chapter 11 bankruptcy protection during the third quarter of 1993. It is management's opinion that the existing credit exposure is adequately supported by the collateral value and no future losses are anticipated. The remaining December 31, 1993, nonaccrual balance consists of various commercial and consumer loans.
     A significant portion of accruing loans contractually past due 90 days or more is comprised of residential mortgage loans at TFB-Tennessee. The past-due loans, making up .33% and .96% of TFB-Tennessee's mortgage portfolio as of December 31, 1993 and 1992, respectively, are generally well secured and no significant losses are expected.
     The balance of other real estate and in-substance foreclosures as of December 31, 1993, includes two properties with an aggregate book value of $3.5 million, or 76% of the outstanding balance. The first property was acquired through foreclosure in 1986 with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. In the third quarter of 1993, the company dissolved the joint venture and retained title to the property. Several parcels have been sold at a profit. The book value of the property as of December 31, 1993 and 1992, including development costs, was $1.8 million and $2.1 million, respectively. Based on a recent appraisal of the property and previous sales experience, management does not anticipate any significant losses to be incurred on disposition.
     The second property included in other real estate and in-substance foreclosures is carried at a book value of $1.7 million and relates to a wood products manufacturing facility. The facility was closed in 1992 and is presently listed for sale with a commercial real estate firm. The carrying value of the property at the beginning of 1993 was $2.4 million. During the year, $400,000 was converted via negotiation to a restructured loan and continues to be reported as such at year-end 1993, approximately $140,000 was reduced by the sale of collateral, and $146,000 was written off. Based on an appraisal of the collateral, management is of the opinion that no significant loss will be incurred in the disposal of the collateral.
     As of December 31, 1993, the company had $5.9 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, management currently anticipates no significant losses will be incurred in connection with these loans. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At December 31, 1993, the allowance was $8.3 million, compared with $5.5 million at December 31, 1992, and $4.2 million at December 31, 1991. The allowance as a percentage of nonperforming loans - an indication of the relative ability to cover problem loans with existing reserves - increased from 59% at December 31, 1991, to 92% at December 31, 1992, and to 126% at year-end 1993. The ratio of the allowance for loan losses to total loans at year-end 1993 was 1.08% versus 1.01% at December 31, 1992, and 1.21% at December 31, 1991.

     Following is a summary of the changes in the allowance for loan losses for each of the past five years.

     SUMMARY OF LOAN LOSS EXPERIENCE

================================================================================================================================
     For the year ended December 31
     Dollars in thousands                             1993             1992             1991             1990             1989
- --------------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year                     $   5,537       $    4,192       $    4,106       $    3,389       $    2,878
Balance of allowance for loan losses of acquired
     subsidiaries at acquisition date                2,439            1,016               --               48               --
Amounts charged off:
     Commercial                                      1,252              857              481              798              542
     Real estate construction                           --               --              127               --               --
     Real estate mortgage                               54               15               30                9              106
     Agricultural                                       --               --               --                9               49
     Consumer                                          682              355              346              346              270
     Other                                              --               30               13               10               13
- --------------------------------------------------------------------------------------------------------------------------------
Total loans charged off                              1,988            1,257              997            1,172              980
Recoveries on amounts previously charged off:
     Commercial                                        367              188              272              251              105
     Real estate construction                           --               --               --               --               --
     Real estate mortgage                               10               17                6               11               14
     Agricultural                                       --               --                1                4               12
     Consumer                                          274              148               50               45               35
     Other                                              --               17                4                1                1
- --------------------------------------------------------------------------------------------------------------------------------
Total recoveries                                       651              370              333              312              167
- --------------------------------------------------------------------------------------------------------------------------------
Net charge-offs                                      1,337              887              664              860              813
Provision for loan losses                            1,662            1,216              750            1,529            1,324
- --------------------------------------------------------------------------------------------------------------------------------
Balance at end of year                           $   8,301       $    5,537       $    4,192       $    4,106       $    3,389
================================================================================================================================
Total loans, net of unearned income:
     Average                                     $ 660,529       $  515,938       $  341,750       $  301,746       $  280,459
     At December 31                                769,182          545,758          347,055          327,879          289,023
As a percentage of average loans:
     Net charge-offs                                   .20%             .17%             .19%             .29%             .29%
     Provision for loan losses                         .25              .24              .22              .51              .47
Allowance as a percentage of year-end net loans       1.08             1.01             1.21             1.25             1.17
Allowance as a multiple of net charge-offs            6.21X            6.24X            6.31X            4.77X            4.17X

     The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within the company's market area. Additional allocations from the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluation of their own portfolios as well as by an independent loan review function.
     The tables below set forth an allocation of the allowance for loan losses by category of loan and a percentage distribution of the allowance allocation. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation of the allowance for loan losses is an estimate of the portion of the allowance which will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan from being used to absorb losses of another loan type.

     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


=======================================================================================================================

     December 31
     In thousands                              1993             1992             1991             1990             1989
- -----------------------------------------------------------------------------------------------------------------------
Commercial                                   $6,054           $4,049           $3,035           $2,915           $1,959
Real estate construction                        154               55               22               23               16
Real estate mortgage                            265              225              447              559              479
Agricultural                                    166              110              106               --               67
Consumer                                      1,662            1,098              582              567              814
Other                                            --               --               --               42               54
- -----------------------------------------------------------------------------------------------------------------------
     Total                                   $8,301           $5,537           $4,192           $4,106           $3,389
=======================================================================================================================


     ALLOCATION OF YEAR-END ALLOWANCE FOR LOAN LOSSES
     AND PERCENTAGE OF EACH TYPE OF LOAN TO TOTAL LOANS

- -------------------------------------------------------------------------------------------------------------------------
                                    1993               1992                 1991             1990               1989
     December 31            Allowance   Loans   Allowance   Loans   Allowance  Loans  Allowance  Loans   Allowance  Loans
- -------------------------------------------------------------------------------------------------------------------------
Commercial                    72.9%     28.2%     73.1%     25.7%     72.4%    33.4%    71.0%    34.4%   57.8%      36.2%
Real estate construction       1.9       4.6       1.0       4.2        .5      4.1       .6      5.5      .5        5.0
Real estate mortgage           3.2      48.7       4.1      50.1      10.7     38.7     13.6     36.6    14.1       33.1
Agricultural                   2.0       3.7       2.0       3.9       2.5      5.5       --      6.2     2.0       14.8
Consumer                      20.0      11.5      19.8      12.1      13.9     13.8     13.8     14.3    24.0        7.2
Other                           --       3.3        --       4.0        --      4.5      1.0      3.0     1.6        3.7
- -------------------------------------------------------------------------------------------------------------------------
     Total                   100.0%    100.0%    100.0%    100.0%    100.0%   100.0%   100.0%   100.0%  100.0%     100.0%
=========================================================================================================================

     SECURITIES, FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
     Securities, including those classified as held to maturity and available for sale, decreased from $257 million at December 31, 1992, to $249 million at year-end 1993. TFB-Pikeville provided an initial securities portfolio of $61 million, indicating a total decrease of $69 million. Due to the declining rate environment over the past two years, the mortgage-backed securities portfolio has experienced a high level of prepayments. To a large extent, the proceeds of these prepayments were invested in commercial, consumer loans and mortgages held for sale.
     Effective December 31, 1993, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. In conjunction with the adoption of Statement 115, $153.4 million of investment securities were transferred to securities available for sale. All equity securities are classified as available for sale at December 31, 1993. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of tax) beginning December 31, 1993.
     In the fourth quarter of 1992, the company reclassified $33.5 million of investment securities to securities available for sale. This reclassification had no impact on results of operations as the reclassified portfolio's aggregate market value exceeded book value and securities classified as available for sale prior to December 31, 1993, were carried at the lower of aggregate cost or market value. Securities in this classification before year-end 1993 were those that management intended to use as part of its asset/liability strategy and that could be sold in response to changes in interest rates and repayment risk and other factors related to these changes.
     Securities increased from $167 million at December 31, 1991, to $257 million in 1992. TFB-Tennessee provided an initial securities portfolio of $64 million and the Heritage Federal branch acquisition in Tennessee provided funding for an additional $51 million of mortgage-backed securities purchases. Average securities increased from $116 million in 1991 to $231 million in 1992. The excess of the average increase over the actual increase in securities of $25 million is due to the full-year effect of the securities funded by the September 1991 Future Federal deposit acquisition being included for the entire period in 1992.
     The percentage of collateralized mortgage obligations and mortgage-backed securities to total securities declined to 51% at December 31,1993, from 75% at December 31,1992. This decline was due to significant refinancing of residential mortgages and the resulting prepayment of mortgage-related securities, coupled with management's desire to decrease the company's exposure to mortgage-related securities. Due to the unpredictable nature of residential mortgage prepayments, the average and final maturities of the related securities vary. In a rising rate environment this will result in securities of a longer than expected life, while in a declining rate environment the securities will have a shorter than expected life. Management limits this prepayment and payment extension risk principally by investing in planned amortization class CMO's, which have less volatility than other mortgage-backed securities and have an average life of three to five years.
     The tables below present the carrying value of securities for each of the past three years and the maturities and yield characteristics of securities as of December 31, 1993.

     CARRYING VALUE OF SECURITIES

====================================================================================================================
     December 31
     In thousands                                                            1993              1992             1991
- --------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal agencies:
     Available for sale                                                 $  90,525         $  33,539        $      --
     Held to maturity                                                         500            12,310           34,915

Collateralized mortgage obligations and mortgage-backed securities:
     Available for sale                                                    93,884                --               --
     Held to maturity                                                      32,848           193,860          121,031

State and municipal obligations:
     Available for sale                                                        --                --               --
     Held to maturity                                                      16,762             5,439            5,045

Other securities:
     Available for sale                                                    10,327                --               --
     Held to maturity                                                       4,176            11,990            5,786
- --------------------------------------------------------------------------------------------------------------------
Total securities:
     Available for sale                                                   194,736            33,539               --
     Held to maturity                                                      54,286           223,599          166,777
- --------------------------------------------------------------------------------------------------------------------
Total                                                                   $ 249,022         $ 257,138        $ 166,777
====================================================================================================================


     MATURITY DISTRIBUTION OF SECURITIES

===============================================================================================================================
                                                        Over         Over
                                                    One Year   Five Years
                                            One      Through      Through      Over
     December 31, 1993                     Year         Five          Ten       Ten       Equity                         Market
     Dollars in thousands               or Less        Years        Years     Years   Securities            Total         Value
- -------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal agencies:
     Available for sale                 $ 7,095     $ 50,611      $32,819    $   --      $    --         $ 90,525      $ 90,525
     Held to maturity                       500           --           --        --           --              500           501

Collateralized mortgage obligations
     and mortgage-backed securities:(1)
     Available for sale                  37,043       50,512        6,329        --           --           93,884        93,884
     Held to maturity                        --       26,341        6,507        --           --           32,848        33,616

State and municipal obligations:
     Available for sale                      --           --           --        --           --               --            --
     Held to maturity                       496        4,762        4,975     6,529           --           16,762        17,265

Other securities:
     Available for sale                      --           --           --        --       10,327           10,327        10,327
     Held to maturity                        --          536        3,310       330           --            4,176         4,253
- -------------------------------------------------------------------------------------------------------------------------------
Total securities:
     Available for sale                  44,138      101,123       39,148        --       10,327          194,736       194,736
     Held to maturity                       996       31,639       14,792     6,859           --           54,286        55,635
- -------------------------------------------------------------------------------------------------------------------------------
     Total                              $45,134     $132,762      $53,940    $6,859      $10,327         $249,022      $250,371
===============================================================================================================================
Percent of total                          18.12%       53.31%       21.66%     2.75%        4.15%          100.00%
Weighted average yield(2)                  5.70%        5.98%        5.77%     6.18%        4.85%            5.84%

(1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 1993 prepayment projections.
(2) The weighted average yields are based on carrying value and effective yields weighted for the scheduled maturity of each security.

     Federal funds sold and securities purchased under agreements to resell declined to $12.2 million at December 31, 1993, from $53.7 million at December 31, 1992. On the last day of 1991, these short-term assets totaled $1.8 million. Average federal funds sold and resale agreements, however, were $18.0 million for 1993, $9.8 million for 1992 and $7.4 million for 1991. The unusually high balance at December 31, 1992, was attributed to a large inflow of short-term deposits at year end.

     DEPOSITS AND BORROWED FUNDS
     Total deposits averaged $910 million in 1993, a 26% increase over 1992. Most of the increase was in interest-bearing accounts, which increased $150 million, or 23%. Non-interest-bearing accounts increased $37 million, or 61%, year-to-year. Substantially all of the increase in interest-bearing accounts is attributable to acquisitions consummated during 1992 and 1993, while $23 million of the increase in non-interest-bearing accounts was due to acquisitions. The TransPlus checking account introduced in 1989, which pays interest on a tiered deposit balance structure, continued to grow in popularity during 1993, increasing $19 million.
     Total deposits averaged $723 million in 1992, an increase of $272 million, or 60%, over 1991. Most of the increase is attributable to interest-bearing accounts, as in 1993. In 1992, interest-bearing accounts increased $253 million, or 62%, on average. Non-interest-bearing accounts increased $18 million, or 42%, compared to the 1991 average. As was the case in 1993, virtually all the increase was a result of the company's acquisition activity. In both 1993 and 1992, the company experienced heavy redemption of certificates of deposit, with average decreases of $37 million and $47 million, respectively, net of acquisitions. These decreases appear to be the result of today's lower-interest-rate environment and retail customers' unwillingness to invest long term at the lower rates. Instead, they have chosen shorter-term interest-bearing accounts, as evidenced by increases in interest-bearing demand accounts, net of acquisitions, of $31 million in 1993 and $47 million in 1992.
     Long-term debt and other borrowings averaged $32.7 million in 1993, an increase of $28.2 million from 1992. This increase is the result of the issuance of $33 million of 7.25% Subordinated Notes in a public offering and a $15 million advance from the Federal Home Loan Bank to the company's TFB-Tennessee subsidiary. Both borrowings occurred in the third quarter.
     In 1992, average borrowings were $4.5 million, a decrease of $8.2 million from 1991. The company's 8.5% Convertible Subordinated Debentures of $4.9 million were called December 15, 1991, and were converted in January 1992 into common stock, decreasing the company's long-term debt by 60%. The payoff of a $5 million term loan in September 1991 and a secured note payable of $2.4 million in December 1992 further reduced the company's borrowings. Offsetting these decreases, Trans Financial Bank received a $10 million advance from the Federal Home Loan Bank to fund fixed-rate commercial loans. The advance bears interest at a rate of 4.5% payable monthly with principal due May 9, 1994.
     The company has a $3 million unsecured operating line of credit with an unaffiliated commercial bank that is used from time-to-time to supplement the company's cash requirements. At year-end 1992, $600,000 was outstanding under the line of credit. The line was not in use at December 31, 1993.
     The company's leveraged ESOP obtained additional financing from an unaffiliated commercial bank in 1992. Total ESOP debt was $3.9 million at both December 31, 1993 and 1992.
     See Note 8 to the consolidated financial statements for a further description of the terms of these borrowings.
     Time deposits of $100,000 or more totaled $119,533,000 at December 31, 1993, and $70,725,000 at December 31, 1992. Interest expense on time deposits of $100,000 or more was $4,818,000 in 1993 and $4,656,000 in 1992. The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 1993.

     MATURITY OF TIME DEPOSITS OF $100,000 OR MORE

=======================================================================
     December 31, 1993
     In thousands
- -----------------------------------------------------------------------
Three months or less                                           $ 43,734
Over three through six months                                    22,537
Over six through twelve months                                   24,029
Over twelve months                                               29,233
- -----------------------------------------------------------------------
 Total                                                         $119,533
=======================================================================

     Information regarding federal funds purchased and repurchase agreements is presented below. Substantially all of these short-term borrowings mature in one business day.

     FEDERAL FUNDS PURCHASED AND REPURCHASED AGREEMENTS

===============================================================================
     Dollars in thousands               1993             1992              1991
- -------------------------------------------------------------------------------
Balance at year end                  $29,704          $26,993           $21,484
     Weighted average rate
     at year end                        2.38%            2.87%             4.55%
Average during the year               28,085           26,039             8,087
     Weighted average rate
     during the year                    2.40%            3.46%             5.76%
Maximum month-end balance             35,784           43,073            21,484

     CAPITAL RESOURCES AND LIQUIDITY
     At December 31, 1993, retained earnings of the banks were $23.4 million, of which $12.2 million were available for the payment of dividends to the parent company.
     The company issued on September 16, 1993, $33 million of 7.25% Subordinated Notes in a public offering. The net proceeds were approximately $32 million, of which $12 million was used to repay debt incurred in the TFB-Pikeville transaction and the balance is available for general corporate purposes, including augmenting the capital of the banks, as needed, and financing possible future acquisitions.
     On March 10, 1992, the company issued 1.265 million shares of common stock in a public stock offering. The offering price was $14.75 per share and the net proceeds were approximately $17.1 million. The net proceeds were used in connection with the acquisitions of Maury Federal and First Federal, now TFB-Tennessee. Also during 1992, the company redeemed the remaining shares of its Class A Preferred Stock, 1990 Series ($999,000) and all of the outstanding shares of other preferred stock, which was related to Dawson Springs Bancorp, Inc. ($1.286 million).
     The company's capital ratios at December 31, 1993 and 1992 (calculated in accordance with regulatory guidelines) were as follows:

========================================================================
     December 31                           1993                   1992
- ------------------------------------------------------------------------
Tier 1 risk based                          8.37%                 10.50%
     Regulatory minimum                    4.00%                  4.00%
Total risk based                          13.24%                 11.41%
     Regulatory minimum                    8.00%                  8.00%
Leverage                                   6.10%                  6.54%
     Regulatory minimum                    3.00%                  3.00%

     Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at December 31, 1993.
     The increase in equity capital during 1992 was due to the common stock issuance in connection with the acquisition of TFB-Tennessee, the underwritten public stock offering, the debenture conversion, and retained earnings. The increase during 1993 was nearly all provided by retained earnings and reinvested dividends.
     Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements, and the issuance of long-term debt. The company's primary investing activities include purchases of securities and loan originations, offset by maturities and sales of securities, and loan payments.

     ASSET/LIABILITY MANAGEMENT
     A primary objective of asset/liability management is to manage the company's exposure to interest-rate risk. The company's Asset/Liability Committee monitors and adjusts exposure to interest rates in response to economic conditions and the flow of loans and deposits, provides oversight to the asset/liability management process and approves policy guidelines. Further, asset/liability activity is reviewed by the Board of Directors.
     An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. This dynamic model captures all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. The model combines the various factors affecting rate sensitivity into an earnings outlook that incorporates management's view of the most likely interest rate environment for the next 24 months. Rate sensitivity is determined by assessing the impact on net interest income in multiple rising and falling interest-rate scenarios. The model is updated at least monthly and more often if necessary.
     The simulation model provides a more dynamic assessment of interest-rate sensitivity than does a portrayal of the static interest-rate sensitivity gap, compiled as of a point in time. Static gap analysis does not reflect the multiple effects of interest rate movements on the whole range of assets, liabilities, and off-balance-sheet financial instruments. Moreover, in today's financial environment, which includes a complex array of both on- and off-balance-sheet financial instruments, static gap analysis does not provide the most comprehensive and informative disclosures about interest-rate risks.
     The model presents a sharper and more complete picture of the company's interest-rate sensitivity, which allows management to emphasize stable net interest income throughout rate cycles, with the result that intermediate and longer-term implications take precedence over short-term profitability.
     Because it includes significant variables identified as being affected by interest rates, the earnings simulation model provides better information to management. For example, among the factors the model captures which static gap analysis does not are 1) rate of change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate barrier effects, such as caps or floors on loans; 4) changing balance sheet levels, such as loans and mortgage outstandings; 5) floating rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and 7) the effects of prepayments on various fixed rate assets such as residential mortgages, mortgage-backed securities, collateralized mortgage obligations, and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined. It should be noted, however, the model does not take into account future actions that could be undertaken to reduce this impact if there were a change in management's interest rate expectations or the actual level of interest rates.
        The model combines the pivotal factors that affect interest-rate sensitivity into a comprehensive outlook for the next 24 months. In assessing multiple rate scenarios, the following illustrates the effects on net interest income of varying rate environments compared to a consensus economic forecast (considered most likely). For example, in the most likely rate scenario, the company assumed that the federal funds rate and prime rate would increase gradually over the next year to 3.75% and 6.50%, respectively. Following is a summary of the assumptions used in the model at the end of 1993, along with the resultant projected impact on net interest income.

===========================================================================
                             Most Likely     Rising      Flat    Declining
- ---------------------------------------------------------------------------
Assumptions:
  Federal funds rate,
   December 1994                  3.75%      6.50%      3.00%        2.50 %

  Prime rate,
   December 1994                  6.50%      9.35%      6.00%        5.45 %

Increase (decrease) in
  net interest income              -0-%      3.66%       .30%        (.03)%

     Management concludes that the company is asset sensitive at December 31, 1993, which indicates that in a uniformly rising rate environment the company's net interest income will be impacted positively.

QUARTERLY RESULTS

     Following is a summary of the company's operating results for the past eight quarters.

QUARTERLY RESULTS OF OPERATIONS

====================================================================================================================
                                                          1993                                   1992
                                           4th        3rd        2nd       1st      4th       3rd      2nd       1st
In thousands, except per share data       Qtr.       Qtr.       Qtr.      Qtr.     Qtr.      Qtr.     Qtr.      Qtr.
- --------------------------------------------------------------------------------------------------------------------
Interest income                        $20,132    $19,688    $16,383   $16,414  $17,555   $16,849  $17,164   $11,839
Interest expense                         8,703      8,511      7,240     7,577    8,173     8,681    9,086     6,071
- --------------------------------------------------------------------------------------------------------------------
Net interest income                     11,429     11,177      9,143     8,837    9,382     8,168    8,078     5,768
Provision for loan losses                  341        491        414       416      304       212      450       250
Non-interest income                      3,776      3,277      2,831     3,875    2,809     3,291    3,079     1,885
Non-interest expenses                   11,128     10,756      8,826     8,317    8,336     7,435    6,746     4,981
- --------------------------------------------------------------------------------------------------------------------
Income before income taxes
     and cumulative effect of
     accounting change                   3,736      3,207      2,734     3,979    3,551     3,812    3,961     2,422
Income taxes                             1,260        967        905     1,117    1,184     1,286    1,475       741
- --------------------------------------------------------------------------------------------------------------------
Income before cumulative effect
     of accounting change                2,476      2,240      1,829     2,862    2,367     2,526    2,486     1,681
Cumulative effect of change in
     accounting principle                   --         --         --       (91)      --        --       --        --
- --------------------------------------------------------------------------------------------------------------------
Net income                             $ 2,476    $ 2,240    $ 1,829   $ 2,771  $ 2,367   $ 2,526  $ 2,486   $ 1,681
====================================================================================================================
Earnings per common share              $   .33    $   .30    $   .24   $   .37  $   .32   $   .34  $   .34   $   .30


     The large increase in non-interest income in the first quarter of 1993 was due to the realization of $1.0 million of gains on the sale of securities available for sale.
     The $2,034,000 increase in net interest income from the second to third quarters of 1993 was primarily due to the TFB-Pikeville acquisition.
     In the fourth quarter of 1993, continued growth in earning assets were the driving force for the $252,000 increase in net interest income. The company experienced strong fee income related to mortgage banking - due to heavy mortgage loan origination activity and large gains on sale of mortgage loans - in the fourth quarter as well. These increases in fourth quarter income were partially offset, however, by continued growth in non-interest expenses.

     CONSOLIDATED STATISTICAL INFORMATION (1)(2)

===================================================================================================================================
     For the year ended December 31
     Dollars in thousands, except per-share data                   1993             1992        1991             1990          1989
- -----------------------------------------------------------------------------------------------------------------------------------
Interest income                                              $   72,617        $  63,407   $  45,963        $  41,949     $  40,703
Interest expense                                                 32,031           32,011      27,230           25,460        25,152
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                              40,586           31,396      18,733           16,489        15,551
Provision for loan losses                                         1,662            1,216         750            1,529         1,324
- -----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses              38,924           30,180      17,983           14,960        14,227
Non-interest income                                              13,759           11,064       6,542            5,179         4,323
Non-interest expenses                                            39,027           27,498      17,957           14,873        13,560
Income tax expense                                                4,249            4,686       2,028            1,412         1,197
- -----------------------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change              9,407            9,060       4,540            3,854         3,793
Cumulative effect of change in accounting principle                 (91)              --          --               --            --
- -----------------------------------------------------------------------------------------------------------------------------------
Net income                                                   $    9,316        $  9,060    $   4,540        $   3,854     $   3,793
===================================================================================================================================
Per common share:(3)
    Earnings:
     Primary                                                 $     1.24        $   1.30    $   1.29         $   1.28      $    1.27
     Fully diluted                                                 1.24            1.30        1.17             1.14           1.13
Shareholders' equity at year-end                                  10.28            9.42        8.44             7.68           6.90
Cash dividends declared                                             .51             .44         .36              .34            .31
At year-end:
    Total assets                                             $1,169,488        $978,481    $586,680         $485,725      $ 430,510
    Total loans, net of unearned income                         769,182         545,758     347,055          327,879        289,023
    Total deposits                                              994,152         860,338     509,301          418,048        378,391
    Long-term debt                                               46,861          13,872       8,655           16,481         13,972
    Total shareholders' equity                                   76,299          69,532      40,533           28,046         22,831
    Allowance for loan losses                                     8,301           5,537       4,192            4,106          3,389
Selected Ratios:
    Return on average assets                                        .89%           1.09%        .89%             .90%           .92%
    Return on average shareholders' equity                        12.77           14.02       14.41            15.52          17.42
    Average shareholders' equity to average total assets           6.94            7.80        6.18             5.77           5.31
    Leverage ratio                                                 6.10            6.54        6.17             5.01             --
    Tier one risk-based capital ratio                              8.37           10.50        8.42             6.41             --
    Total risk-based capital ratio                                13.24           11.41       10.55             8.81             --
    Dividend payout ratio                                         41.13           34.04       27.62            26.47          24.08
    Allowance for loan losses as a percentage
       of year-end net loans                                       1.08            1.01        1.21             1.25           1.17
    Nonperforming loans as a percent of year-end net loans          .86            1.11        2.06             1.67           1.08
    Net charge-offs as a percentage of average net loans            .20             .17         .19              .29            .29
    Net interest margin                                            4.20            4.13        4.01             4.22           4.20
Other data:
    Number of common shareholders of record at year end           1,273           1,031         603              572            569
    Number of full-time-equivalent employees at year end            593             486         310              265            253

(1) During 1993, 1992, 1991 and 1990, the company acquired one commercial bank, three thrift institutions and certain branches of two other thrift institutions in transactions accounted for using the purchase method. Financial data pertaining to the acquired entities since the acquisition dates have been included in the consolidated financial statements. See Note 3 to the consolidated financial statements.

(2) On December 31, 1992, the company merged with Dawson Springs Bancorp, Inc. in a transaction accounted for as a pooling-of-interests. Accordingly, all financial data has been restated as if the entities were combined for all periods presented. See Note 3 to Consolidated Financial Statements.

(3) All per common share data has been adjusted to reflect the 4-for-3 stock splits effected December 18, 1992, and December 16, 1991 and the 3-for-2 stock split effected February 13, 1989.

INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
Trans Financial Bancorp, Inc.:

         We have audited the accompanying consolidated balance sheets of Trans Financial Bancorp, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Financial Bancorp, Inc., and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

         As discussed in Note 1 to the consolidated financial statements, in 1993 the company adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



                                        KPMG PEAT MARWICK
Louisville, Kentucky
January 25, 1994,
     except as to Note 3(b),
     which is as of
     February 15, 1994


CONSOLIDATED BALANCE SHEETS
======================================================================================================
    December 31
    In thousands, except share data                                                  1993         1992
    --------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks (note 4)                                                  $49,009      $46,949
Interest bearing deposits with banks                                                  347        8,263
Federal funds sold and resale agreements                                           12,175       53,727
Mortgage loans held for sale                                                       43,005       24,238
Securities available for sale (amortized cost of $194,310 in 1993 and
  market value of $34,354 in 1992) (note 5)                                       194,736       33,539
Securities held to maturity (market value of $55,635 and
  $226,241, respectively) (note 5)                                                 54,286      223,599
Loans, net of unearned income (notes 6 and 8)                                     769,182      545,758
  Less allowance for loan losses                                                    8,301        5,537
- ------------------------------------------------------------------------------------------------------
  Net loans                                                                       760,881      540,221
Premises and equipment, net (note 7)                                               27,277       20,667
Other assets (note 3)                                                              27,772       27,278
- ------------------------------------------------------------------------------------------------------
  Total assets                                                                 $1,169,488     $978,481
======================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Non-interest bearing                                                         $  121,443    $  98,567
  Interest bearing                                                                872,709      761,771
- ------------------------------------------------------------------------------------------------------
  Total deposits                                                                  994,152      860,338
Federal funds purchased and repurchase agreements                                  29,704       26,993
Other short-term borrowings (note 8)                                               15,000          600
Long-term debt (note 8)                                                            46,861       13,872
Other liabilities                                                                   7,472        7,146
- ------------------------------------------------------------------------------------------------------
Total liabilities                                                               1,093,189      908,949
Commitments and contingencies (notes 3, 12 and 13)
Shareholders' equity:
  Preferred stock (note 9)                                                             --           --
  Common stock, no par value. Authorized 25,000,000 shares;
     issued and outstanding 7,425,273 and 5,533,361 shares,
     respectively (note 9)                                                         13,922       13,833
  Additional paid-in capital                                                       39,490       38,757
  Retained earnings (note 10)                                                      26,523       20,977
  Unrealized net gain on securities available for sale, net of tax (note 5)           225           --
  Unrealized loss on marketable equity securities                                      --         (163)
  Employee Stock Ownership Plan shares
     purchased with debt (notes 8 and 12)                                          (3,861)      (3,872)
- ------------------------------------------------------------------------------------------------------
 Total shareholders' equity                                                        76,299       69,532
- ------------------------------------------------------------------------------------------------------
 Total liabilities and shareholders' equity                                    $1,169,488     $978,481
======================================================================================================

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
==============================================================================================================
    Year ended December 31
    In thousands, except per share data                                         1993         1992         1991
    ----------------------------------------------------------------------------------------------------------
Interest income
  Loans, including fees                                                      $57,210      $46,099      $35,858
  Federal funds sold and resale agreements                                       484          383          408
  U.S. Treasury and Federal agencies                                          13,519       15,749        9,031
  State and municipal obligations                                                712          392          429
  Other securities                                                               622          553          122
  Interest-bearing deposits with banks                                            70          231          115
- --------------------------------------------------------------------------------------------------------------
  Total interest income                                                       72,617       63,407       45,963
Interest expense
  Deposits                                                                    29,810       30,822       25,561
  Federal funds purchased and repurchase agreements                              673          902          466
  Other short-term borrowings                                                    238           --           --
  Long-term debt (note 8)                                                      1,310          287        1,203
- --------------------------------------------------------------------------------------------------------------
  Total interest expense                                                      32,031       32,011       27,230
- --------------------------------------------------------------------------------------------------------------
Net interest income                                                           40,586       31,396       18,733
Provision for loan losses (note 6)                                             1,662        1,216          750
- --------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           38,924       30,180       17,983
- --------------------------------------------------------------------------------------------------------------
Non-interest income
  Service charges on deposit accounts                                          4,602        3,390        2,794
  Loan servicing fees                                                          2,037        1,452          359
  Gains on sales of securities, net (note 5)                                   1,034          873          202
  Gains on sales of mortgage loans, net                                          718        1,285          665
  Trust services                                                                 866          713          656
  Brokerage income                                                               846          644          338
  Other                                                                        3,656        2,707        1,528
- --------------------------------------------------------------------------------------------------------------
  Total non-interest income                                                   13,759       11,064        6,542
Non-interest expenses
  Compensation and benefits (note 12)                                         16,879       12,467        8,417
  Net occupancy expense                                                        3,362        2,261        1,574
  Furniture and equipment expense                                              2,935        2,134        1,253
  Deposit insurance                                                            1,902        1,545          856
  Professional fees                                                            1,840          987          599
  Postage and express charges                                                  1,169          757          468
  Stationery, printing and supplies                                              842          611          406
  Communications                                                                 815          507          216
  Other                                                                        9,283        6,229        4,168
- --------------------------------------------------------------------------------------------------------------
 Total non-interest expenses                                                  39,027       27,498       17,957
- --------------------------------------------------------------------------------------------------------------
Income before income taxes and cumulative effect
   of change in accounting principle                                          13,656       13,746        6,568
Income tax expense (note 11)                                                   4,249        4,686        2,028
- --------------------------------------------------------------------------------------------------------------
Income before cumulative effect of change in accounting principle              9,407        9,060        4,540
Cumulative effect of change in accounting principle (note 11)                    (91)          --           --
- --------------------------------------------------------------------------------------------------------------
Net income                                                                   $ 9,316      $ 9,060      $ 4,540
==============================================================================================================
Net income applicable to common stock                                        $ 9,316      $ 9,004      $ 4,227
==============================================================================================================
Primary earnings per common share (note 1):
  Before cumulative effect of change in accounting principle                   $1.25        $1.30        $1.29
  Based on net income                                                           1.24         1.30         1.29
Fully diluted earnings per common share (note 1):
  Before cumulative effect of change in accounting principle                    1.25         1.30         1.17
  Based on net income                                                           1.24         1.30         1.17

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                  Preferred Stock         Common Stock
                                                                  ---------------      -----------------   Additional
                                                                   Number               Number               Paid-in     Retained
    In thousands, except share and per share data                of shares    Amount   of shares   Amount    Capital     earnings
- ----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990                                         39,758   $ 6,787    1,557,320   $5,187     $5,838      $12,315
Net income                                                             --        --           --       --         --        4,540
Cash dividends declared:
 Common stock, $.36 per share                                         --         --           --       --         --       (1,373)
 Preferred stock (note 9)                                             --         --           --       --         --         (313)
Redemption of Class A Preferred Stock, 1988 Series                (25,000)   (2,500)          --       --         --           --
Redemption of Class A Preferred Stock, 1990 Series                   (667)   (2,001)          --       --         --           --
Redemption of other preferred stock                                   (14)       (1)          --       --         --           --
Issuance of common stock in public offering                            --        --      931,564    3,093      9,361           --
Conversion of debentures                                               --        --       73,201      213        706           --
Four-for-three stock split                                             --        --      839,409       --         --           --
Decrease in unrealized loss on marketable equity securities            --        --           --       --         --           --
Employee Stock Ownership Plan debt reduction                           --        --           --       --         --           --
==================================================================================================================================
Balance, December 31, 1991                                         14,077   $ 2,285    3,401,494   $8,493    $15,905      $15,169

Net income                                                             --        --           --       --         --        9,060
Cash dividends declared:
 Common stock, $.44 per share                                          --        --           --       --         --       (3,196)
 Preferred stock (note 9)                                              --        --           --       --         --          (56)
Redemption of Class A Preferred Stock, 1990 Series                   (333)     (999)          --       --         --           --
Redemption of other preferred stock                               (13,744)   (1,286)          --       --         --           --
Issuance of common stock in public offering                            --        --    1,265,000    3,172     13,944           --
Issuance of common stock in business combination (note 3)              --        --      412,389    1,031      4,984           --
Stock options exercised                                                --        --        1,914        5         15           --
Issuance of common stock in connection with dividend
 reinvestment and stock purchase plans and other issuances             --        --       37,102       93        498           --
Conversion of debentures                                               --        --      415,462    1,039      3,411           --
Increase in unrealized loss on marketable equity securities            --        --           --       --         --           --
Employee Stock Ownership Plan shares purchased with debt               --        --           --       --         --           --
==================================================================================================================================
Balance, December 31, 1992                                             --   $    --    5,533,361  $13,833    $38,757      $20,977

Net income                                                             --        --           --       --         --        9,316
Cash dividends declared on common stock, $.51 per share                --        --           --       --         --       (3,770)
Stock options exercised                                                --        --          150       --          1           --
Issuance of common stock in connection with dividend
 reinvestment and stock purchase plans and other issuances             --        --       47,613       89        738           --
Four-for-three stock split                                             --        --    1,844,149       --         (6)          --
Decrease in unrealized loss on marketable equity securities            --        --           --       --         --           --
Net unrealized gain on securities available for sale, net of tax       --        --           --       --         --           --
Employee Stock Ownership Plan debt reduction                           --        --           --       --         --           --
==================================================================================================================================
Balance, December 31, 1993                                             --   $    --    7,425,273  $13,922    $39,490      $26,523

                                                                                Unrealized         Employee
                                                                 Unrealized      Net Gain            Stock
                                                                  Loss on        (Loss) on         Ownership
                                                                 Marketable      Securities       Plan Shares
                                                                   Equity        Available         Purchased
    In thousands, except share and per share data                 Securities     for Sale          With Debt      Total
- -------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1990                                          $(676)         $ --           $(1,405)     $28,046
Net income                                                             --            --                --        4,540
Cash dividends declared:
 Common stock, $.36 per share                                          --            --                --       (1,373)
 Preferred stock (note 9)                                              --            --                --         (313)
Redemption of Class A Preferred Stock, 1988 Series                     --            --                --       (2,500)
Redemption of Class A Preferred Stock, 1990 Series                     --            --                --       (2,001)
Redemption of other preferred stock                                    --            --                --           (1)
Issuance of common stock in public offering                            --            --                --       12,454
Conversion of debentures                                               --            --                --          919
Four-for-three stock split                                             --            --                --           --
Decrease in unrealized loss on marketable equity securities           562            --                --          562
Employee Stock Ownership Plan debt reduction                           --            --               200          200
=========================================================================================================================
Balance, December 31, 1991                                          $(114)         $ --           $(1,205)     $40,533

Net income                                                             --            --                --        9,060
Cash dividends declared:
 Common stock, $.44 per share                                          --            --                --       (3,196)
 Preferred stock (note 9)                                              --            --                --          (56)
Redemption of Class A Preferred Stock, 1990 Series                     --            --                --         (999)
Redemption of other preferred stock                                    --            --                --       (1,286)
Issuance of common stock in public offering                            --            --                --       17,116
Issuance of common stock in business combination (note 3)              --            --                --        6,015
Stock options exercised                                                --            --                --           20
Issuance of common stock in connection with dividend
 reinvestment and stock purchase plans and other issuances             --            --                --          591
Conversion of debentures                                               --            --                --        4,450
Increase in unrealized loss on marketable equity securities           (49)           --                --          (49)
Employee Stock Ownership Plan shares purchased with debt               --            --            (2,667)      (2,667)
==========================================================================================================================
Balance, December 31, 1992                                          $(163)         $ --           $(3,872)     $69,532

Net income                                                             --            --                --        9,316
Cash dividends declared on common stock, $.51 per share                --            --                --       (3,770)
Stock options exercised                                                --            --                --            1
Issuance of common stock in connection with dividend
 reinvestment and stock purchase plans and other issuances             --            --                --          827
Four-for-three stock split                                             --            --                --           (6)
Decrease in unrealized loss on marketable equity securities           163            --                --          163
Net unrealized gain on securities available for sale, net of tax       --           225                --          225
Employee Stock Ownership Plan debt reduction                           --            --                11           11
==========================================================================================================================
Balance, December 31, 1993                                          $  --          $225           $(3,861)     $76,299

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
=======================================================================================================================
    Year ended December 31
    In thousands                                                                           1993        1992       1991
    -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                                            $   9,316   $   9,060  $   4,540
 Adjustments to reconcile net income to cash provided by operating activities:
    Provision for loan losses                                                              1,662       1,216        750
    Deferred tax expense                                                                    (361)         24        (61)
    Gain on sales of securities:
      Available for sale                                                                  (1,034)         --         --
      Held to maturity                                                                        --        (873)      (202)
    Gains on sales of mortgage loans                                                        (718)     (1,285)      (665)
    Loss (gain) on sale of premises and equipment                                             11         (11)        (6)
    Depreciation and amortization of fixed assets                                          2,595       1,804      1,174
    Amortization of intangible assets                                                        748         509        477
    Amortization of premium on securities, net                                             2,076         837        107
 Decrease (increase) in accrued interest receivable                                       (1,400)     (1,238)        88
 Decrease in other assets                                                                  3,089       2,506        855
 Increase (decrease) in accrued interest payable                                            (109)        302       (520)
 Increase (decrease) in other liabilities                                                 (2,686)     (2,949)     1,538
 Decrease (increase) in mortgage loans held for sale                                     (18,049)      5,216     (4,415)
- -----------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities                                   (4,860)     15,118      3,660
Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits with banks                           8,361      12,636      1,157
 Proceeds from sales of securities:
    Available for sale                                                                    21,129          --         --
    Held to maturity                                                                          --      43,330      2,689
 Proceeds from prepayment and call of securities:
    Available for sale                                                                     3,873          --         --
    Held to maturity                                                                     106,014      72,698     20,457
 Proceeds from maturities of securities:
    Available for sale                                                                     7,500          --         --
    Held to maturity                                                                      10,123       4,555     19,325
 Purchases of securities:
    Available for sale                                                                   (33,841)         --         --
    Held to maturity                                                                     (47,285)   (146,801)  (116,703)
 Net decrease (increase) in federal funds sold and resale agreements                      43,540     (51,743)    19,935
 Net increase in loans                                                                  (113,372)    (40,673)   (11,358)
 Purchases of premises and equipment                                                      (5,081)     (5,238)    (3,025)
 Proceeds from disposals of premises and equipment                                             5         634         31
 Net cash and cash equivalents inflow (outflow) from acquisitions (note 3)                (7,996)     37,327     64,306
- -----------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) investing activities                                   (7,030)    (73,275)    (3,186)
Cash flows from financing activities:
 Net increase (decrease) in deposits                                                     (30,071)     43,561     15,575
 Net increase (decrease) in federal funds purchased and repurchase agreements               (431)      5,509      4,924
 Net increase (decrease) in other short-term borrowings                                   14,400      (1,987)    (1,354)
 Repayment of long-term debt                                                                (229)     (2,665)   (10,120)
 Proceeds from issuance of long-term debt                                                 33,229      10,700      3,496
 Proceeds from issuance of common stock                                                      822      17,727     12,454
 Redemption of preferred stock                                                                --      (2,285)    (4,502)
 Dividends paid                                                                           (3,770)     (3,252)    (1,686)
- -----------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities                                             13,950      67,308     18,787
- -----------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                  2,060       9,151     19,261
Cash and cash equivalents at beginning of year                                            46,949      37,798     18,537
- -----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year (note 2)                                      $  49,009   $  46,949  $  37,798
=======================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FIANANCIAL STATEMENTS


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. A description of the more significant accounting policies follows.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Trans Financial Bancorp, Inc. (the company) and its wholly-owned subsidiaries, Trans Financial Bank, National Association and Trans Financial Bank, Pikeville, Kentucky (the "banks"), Trans Financial Bank of Tennessee, FSB and Trans Financial Bank, Federal Savings Bank (the "savings banks"). Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1993 presentations.

        SECURITIES

        Effective December 31, 1993, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale at December 31, 1993. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of income taxes) beginning December 31, 1993. Securities classified as available for sale prior to December 31, 1993, are reported at the lower of aggregate cost or market value. Securities classified as held to maturity are carried at amortized cost. The company has no securities classified as trading securities.

        Amortization of premiums and accretion of discounts are recorded by a method which approximates a level yield and which, in the case of mortgage-backed securities, considers prepayment risk. The specific identification method is used to determine the cost of securities sold.

        LOANS

        Loans are stated at the unpaid principal balance. Interest income on loans is recorded on the accrual basis except for those loans in a nonaccrual income status. Loans are placed in nonaccrual status when, in the opinion of management, the prospects for recovering principal or interest is considered doubtful. Unearned income, arising principally from consumer installment loans or the deferral of certain loan fees, is recognized as income using a method that approximates the interest method.

        MORTGAGE LOANS HELD FOR SALE

        Mortgage loans held for sale are carried at the lower of aggregate cost or market value, as determined by outstanding loan commitments from investors or current yield requirements.

        ALLOWANCE FOR LOAN LOSSES

        The allowance for loan losses is maintained at a level that adequately provides for estimated losses in the loan portfolio. The level of the allowance is based on an evaluation of the loan portfolio which includes reviews of individual credits, consideration of past loan loss experience, loan delinquency trends, changes in the composition of the loan portfolio and the impact of current economic conditions. The allowance for loan losses is increased by the provision for loan losses and reduced by net charge-offs. The level of the allowance and the amount of the provision for loan losses involve uncertainties and matters of judgment and therefore, cannot be determined with precision.

        PREMISES AND EQUIPMENT

        Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the term of the related lease or over the useful life of the improvements, whichever is shorter. Leasing commitments are insignificant.

        GAIN OR LOSS ON SALE OF MORTGAGE LOANS HELD FOR SALE

        The company sells mortgage loans held for sale for cash proceeds equal to the principal amount of loans sold plus or minus market gains or losses. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate.

        PURCHASED MORTGAGE SERVICING RIGHTS
        AND EXCESS SERVICE FEES

        The cost of purchased mortgage loan servicing rights ("PMSR's") ($3,049,000 and $2,454,000 at December 31,1993 and 1992, respectively, net of accumulated amortization) is amortized against service fee income in proportion to, and over the period of, estimated net servicing revenues.

        The carrying value of PMSR's and the related amortization are periodically evaluated using a discounted valuation method, in relation to estimated future net servicing revenues. The company evaluates the carrying value of the PMSR's by estimating the future net servicing income of the rights based on management's best estimate of remaining loan lives.

        The normal agency (GNMA, FNMA or FHLMC) servicing fee is used in the capitalization of any excess service fees. When participating interests in loans sold have an average contractual interest rate, as adjusted for normal servicing costs, which differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. Amortization of capitalized excess servicing fees is reflected as a reduction of loan servicing income using the interest method over the estimated remaining life of such loans, adjusted for actual prepayments.

        OTHER ASSETS

        Included in other assets is real estate acquired in settlement of loans and loans classified as in-substance foreclosure, which are carried at the lower of cost or fair value less estimated selling costs. The excess of cost over fair value less the estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Provisions for subsequent declines in fair value are included in other non-interest expense. Other costs relating to holding real estate acquired in settlement of loans and in-substance foreclosures are charged to other non-interest expense as incurred. Costs related to real estate in the process of development are capitalized.

        INCOME TAXES

        The company adopted as of January 1, 1993, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this statement, a current or deferred income tax liability is recognized, subject to certain limitations, for the current or deferred tax consequences of all events that have been recognized in the financial statements. The deferred income tax liability or asset is measured by the provisions of enacted tax laws. Income taxes for prior years were determined in accordance with Accounting Principles Board Opinion No. 11. The cumulative effect of this change in accounting principle, determined as of January 1, 1993, is reported separately in the consolidated statement of income for the year ended December 31, 1993.

        EARNINGS PER COMMON SHARE

        Primary earnings per share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period, assuming conversion, for 1991, of the convertible subordinated capital debentures into common stock and giving effect to the elimination from net income of interest expense related to the debentures (net of income tax effects). Net income for both calculations is reduced for dividends on preferred stock.

        On December 18, 1992 and December 16, 1991, the company's Board of Directors authorized 4-for-3 stock splits effected in the form of a 33.3% stock dividend. All per share information gives effect to the stock splits. The weighted average number of shares outstanding after giving effect to these stock splits were as follows:

========================================================================
    In thousands             1993             1992             1991
    --------------------------------------------------------------------

Primary                     7,518            6,906            3,277
Fully diluted               7,518            6,906            3,921


(2)      STATEMENT OF CASH FLOWS

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

         The following summarizes supplemental cash flow data for the years ended December 31, 1993, 1992 and 1991:

========================================================================

    In thousands                 1993             1992             1991
    --------------------------------------------------------------------
Cash paid for interest         $32,140          $31,709          $27,753
Cash paid for income taxes       4,510            4,460            1,975


         Certain non-cash investing and financing transactions are summarized as follows. See note 3 which summarizes assets and liabilities associated with acquisitions:

Conversion of debentures              $     --         $ 4,450           $  919

Issuance of stock in
business combination                        --           6,015               --

Change in unrealized loss on
marketable equity securities
and securities available for sale          388              49              562

Debt transactions of
Employee Stock
Ownership Plan (net)                        11           2,667              200

Loans transferred to other real
estate and in-substance
foreclosure                                685           4,509            2,565

Investment securities
transferred to securities
available for sale                     159,465          33,539               --

(3)      BUSINESS COMBINATIONS

         a) COMBINATIONS CONSUMMATED THROUGH DECEMBER 31, 1993

         On July 6, 1993, the company acquired all of the outstanding stock of Trans Kentucky Bancorp, Inc., the holding company for The Citizens Bank of Pikeville, now Trans Financial Bank. The aggregate costs, including consideration and acquisition costs were $18.778 million. The excess of the costs over the fair value of net assets acquired of $117,000 was recorded as goodwill.

         This acquisition has been accounted for under the purchase method and, accordingly, the results of operations and cash flows of this entity have been included in the consolidated financial statements since the date of acquisition.

        The aggregate fair value of net assets acquired included the following:

==================================================

    In thousands
    ----------------------------------------------
Cash and due from banks                 $  10,784
Interest bearing deposits                     445
Federal funds sold                          1,988
Securities                                 60,544
Net loans                                 107,571
Premises and equipment                      4,140
Other assets                                3,255
Deposits                                 (163,885)
Other borrowings                           (3,142)
Other liabilities                          (3,039)
- -------------------------------------------------
         Net assets acquired              $18,661
=================================================

         Following is a presentation of pro forma financial information of the company for the years ended December 31, 1993 and 1992, assuming this acquisition had occurred on January 1, 1992. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities been combined throughout those periods.

====================================================================

    In thousands, except per share data          1993         1992
    ----------------------------------------------------------------
Net interest income
  after provision for loan losses               $41,863      $36,664
Net income                                        9,858        9,569
Earnings per common share                       $  1.31      $  1.37


         On March 26, 1992, the company acquired First Federal Savings Bank of Tennessee and its wholly-owned subsidiaries, now Trans Financial Bank of Tennessee, FSB, for cash and common stock of the company. The aggregate costs, including consideration and acquisition costs, were $11.270 million. The 412,389 shares of common stock issued were valued at $6.0 million. The excess of costs over the fair value of net assets acquired of $17,000 was recorded as goodwill.

         On March 27, 1992, the company acquired Maury Federal Savings Bank for cash of $10.989 million. Aggregate consideration and acquisition costs totaled $11.110 million. The excess of the fair value of net assets over costs (negative goodwill) of $468,000 was allocated to reduce the values assigned to premises and equipment. On November 27, 1992, this entity was merged with Trans Financial Bank of Tennessee, FSB.

         These two acquisitions have been accounted for under the purchase method and, accordingly, the results of operations and cash flows of these two entities have been included in the consolidated financial statements since the dates of acquisition.

         On August 7, 1992, the company acquired five middle Tennessee branches of Heritage Federal Bank for Savings. In this transaction the company's wholly-owned subsidiary, Trans Financial Bank of Tennessee, FSB, assumed approximately $55 million in deposits, acquired approximately $2.3 million in premises and equipment, and received approximately $52 million in cash, net of a $.8 million premium.

         On December 31, 1992, the company merged with Dawson Springs Bancorp, Inc. (DSB), the holding company for Kentucky State Bank and Commercial Bank of Dawson. Under the terms of the merger all shares of DSB common stock outstanding were converted into 560,088 shares of Trans Financial Bancorp, Inc. common stock. The transaction was accounted for as a pooling of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented. On December 31, 1992 these banks were merged into Trans Financial Bank, N.A.

         On August 30, 1991, in connection with the company's acquisition from the Resolution Trust Company (RTC) of certain deposits and assets of Future Federal Savings Bank, Louisville, Kentucky, the Bank assumed approximately $75.9 million in deposits, acquired approximately $11 million in consumer loans and received approximately $64.3 million in cash (net of a premium of $1.0 million paid to the RTC), all related to the Glasgow and Tompkinsville, Kentucky branches of Future Federal Savings Bank.

         Intangibles (goodwill and deposit base premium) from the above transactions, as well as acquisitions consummated in 1990 and 1985, are being amortized over periods ranging from ten to twenty years using straight-line and accelerated methods and had a combined unamortized balance of $5,234,000 and $5,925,000 at December 31, 1993 and 1992, respectively.

         b) COMBINATION CONSUMMATED AFTER DECEMBER 31, 1993

         On February 15, 1994, the company merged with Kentucky Community Bancorp, Inc. (KCB) of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank. Under the terms of the merger all shares of KCB common stock outstanding were converted into 1,374,962 shares of Trans Financial Bancorp, Inc. common stock. The transaction will be accounted for as a pooling of interests.

         The following tables present pro forma financial information for the company and KCB as if this transaction had been consummated as of December 31, 1993.

========================================================================
    In thousands, except per share data

                                   Trans Financial
                                     Bancorp, Inc.     KCB     Combined
- -----------------------------------------------------------------------
Year ended December 31, 1993
Net interest income                      $40,586     $7,521     $48,107
Provision for loan losses                  1,662        441       2,103
Net income                                 9,316      1,164      10,480
Fully diluted earnings
  per common share                       $  1.24                $  1.18

Year ended December 31, 1992
Net interest income                      $31,396     $7,202     $38,598
Provision for loan losses                  1,216        838       2,054
Net income                                 9,060      1,349      10,409
Fully diluted earnings
  per common share                       $  1.30                $  1.25

Year ended December 31, 1991
Net interest income                      $18,733     $6,482     $25,215
Provision for loan losses                    750        772       1,522
Net income                                 4,540      1,065       5,605
Fully diluted earnings
  per common share                       $  1.17                $  1.07

         c) PENDING BUSINESS COMBINATIONS

         On December 27, 1993, Trans Financial entered into a definitive agreement providing for the acquisition of 100% of Peoples Financial Services, Inc. in an all stock transaction. Peoples Financial, headquartered in the middle Tennessee community of Cookeville, is a two bank holding company for Peoples Bank and Trust of the Cumberlands and Citizens Federal Savings Bank with combined assets of approximately $120 million. Under the terms of the agreement, Peoples Financial shareholders will receive 5.5 shares of Trans Financial Bancorp common stock for each share of Peoples Financial stock or a total of approximately 1,315,770 shares. It is anticipated that the transaction will constitute a tax free reorganization and qualify for the pooling of interests method of accounting. The transaction is subject to regulatory and Peoples Financial shareholder approval.

         On January 28, 1994, Trans Financial entered into a definitive agreement providing for the acquisition of 100% of FGC Holding Company, in an all stock transaction. FGC Holding Company, headquartered in the eastern Kentucky community of Martin, is a one bank holding company for First Guaranty National Bank with $126 million in assets. Under the terms of the agreement, FGC Holding Company shareholders will receive 419.83 shares of Trans Financial Bancorp common stock for each share of FGC Holding Company common stock, or a total of approximately 1,050,000 shares. It is anticipated that the transaction will constitute a tax free reorganization and qualify for the pooling of interests method of accounting. The transaction is subject to regulatory and FGC Holding Company shareholder approval.

(4)      CASH AND DUE FROM BANKS

         Regulatory authorities require the company's subsidiaries to maintain reserve balances on customer deposits. The amounts of required reserves totaled $14,880,000 at December 31,1993, and $14,208,000 at December 31,1992.

(5)      SECURITIES

         Effective December 31, 1993, the company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale at December 31, 1993. In conjunction with the adoption of Statement 115, $153.4 million of investment securities were transferred to securities available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of tax) beginning December 31, 1993. Securities available for sale at December 31, 1992, are carried at the lower of aggregate cost or market value.

         The following summarizes securities available for sale at December 31, 1993 and 1992.


============================================================================================================================
                                                                                                 Unrealized
                                                                            Amortized      ---------------------     Market
    December 31, 1993 (In thousands)                                          Cost         Gains         Losses      Value
    ------------------------------------------------------------------------------------------------------------------------

U.S. Treasury and Federal agencies                                         $  90,597    $    358       $     430   $  90,525
Collateralized mortgage obligations and mortgage-backed securities            93,267       1,020             403      93,884
Equity securities                                                             10,446          42             161      10,327
- ----------------------------------------------------------------------------------------------------------------------------
         Total securities available for sale                               $ 194,310    $  1,420       $     994   $ 194,736
============================================================================================================================

                                                                                                 Unrealized
                                                                            Amortized      ---------------------     Market
    December 31, 1992 (In thousands)                                          Cost         Gains         Losses      Value
    ------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal agencies                                         $  33,539    $    815       $      --   $  34,354
- ----------------------------------------------------------------------------------------------------------------------------
         Total securities available for sale                               $  33,539    $    815       $      --   $  34,354
============================================================================================================================

         The amortized cost and approximate market values of securities held to maturity as of December 31, 1993 and 1992, follows:

                                                                                                Unrealized
                                                                           Amortized       ---------------------      Market
December 31, 1993 (In thousands)                                              Cost         Gains          Losses       Value
- ----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal agencies                                         $     500    $      1       $      --   $     501
Collateralized mortgage obligations and mortgage-backed securities            32,848         817              49      33,616
State and municipal obligations                                               16,762         607             104      17,265
Corporate debt securities                                                      4,176          79               2       4,253
- ----------------------------------------------------------------------------------------------------------------------------
         Total securities held to maturity                                 $  54,286    $  1,504       $     155   $  55,635
============================================================================================================================

                                                                                                Unrealized
                                                                           Amortized       ---------------------     Market
December 31, 1992 (In thousands)                                              Cost       Gains          Losses       Value
- ----------------------------------------------------------------------------------------------------------------------------
U.S. Treasury and Federal agencies                                         $  12,310    $     38       $       8   $  12,340
Collateralized mortgage obligations and mortgage-backed securities           193,860       3,574           1,204     196,230
State and municipal obligations                                                5,439         304              92       5,651
Corporate debt securities                                                      1,608          16              --       1,624
Other debt securities                                                            399          13              --         412
Equity securities                                                              9,983           1              --       9,984
- ----------------------------------------------------------------------------------------------------------------------------
         Total securities held to maturity                                 $ 223,599    $  3,946       $   1,304   $ 226,241
============================================================================================================================

         Included in equity securities at December 31, 1993, are Federal Home Loan Bank and Federal Reserve Bank stock of $4,325,000 and $744,000, respectively. At December 31, 1992, these stock investments were $4,130,000 and $744,000, respectively.

         The amortized cost and approximate market value of debt securities at December 31, 1993, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed obligations generally have contractual maturities in excess of ten years, but shorter expected maturities as a result of prepayments.

============================================================================================================================
                                                                                Securities                  Securities
                                                                             Held to Maturity           Available For Sale
                                                                             ----------------           ------------------
                                                                           Amortized      Market       Amortized      Market
    In thousands                                                              cost        value          cost         value
    ------------------------------------------------------------------------------------------------------------------------

Due in one year or less                                                      $   996     $   997        $  7,092    $  7,095
Due after one year through five years                                          5,298       5,305          50,728      50,611
Due after five years through ten years                                         8,285       8,572          32,777      32,819
Due after ten years                                                            6,859       7,145              --          --
- ----------------------------------------------------------------------------------------------------------------------------
                                                                              21,438      22,019          90,597      90,525
Collateralized mortgage obligations and mortgage-backed securities            32,848      33,616          93,267      93,884
- ----------------------------------------------------------------------------------------------------------------------------
                                                                             $54,286     $55,635        $183,864    $184,409
============================================================================================================================

         Securities with a par value, which approximates carrying value, of approximately $110,229,000 and $94,671,000 at December 31, 1993 and 1992,
respectively, were pledged to secure public funds, trust funds and for other purposes.

         Gross gains of $1,054,000, $923,000, and $202,000 and gross losses of $20,000, $50,000, and $-0- were realized on sales of securities in 1993, 1992, and 1991, respectively.

(6)      LOANS

         The company grants commercial loans, real estate loans, consumer loans and lease financing to customers primarily in the immediate market areas of its subsidiaries in western and eastern Kentucky and middle Tennessee. The composition of loans at December 31, 1993 and 1992 follows:

============================================================
    In thousands                        1993          1992
    --------------------------------------------------------
Commercial                            $217,159      $140,367
Real estate construction                35,904        22,989
Real estate mortgage                   375,114       273,602
Agricultural                            28,374        21,320
Consumer                                88,642        66,421
Other                                   25,158        21,692
Unearned income                         (1,169)         (633)
- ------------------------------------------------------------
         Loans net of unearned
           income                     $769,182      $545,758
============================================================

         The principal balance of nonaccrual and restructured loans at December 31, 1993 and 1992 was $5,387,000 and $3,405,000, respectively. The interest that would have been recorded if all such loans were on a current status in accordance with their original terms was approximately $365,000 in 1993, $390,000 in 1992 and $683,000 in 1991. The amount of interest income that was recorded for such loans was approximately $32,000 in 1993, $101,000 in 1992 and $428,000 in 1991.

         Loans to executive officers and directors and their associates, including loans to affiliated companies for which these individuals are principal owners, amounted to approximately $24,566,000 at December 31, 1993 and $19,953,000 at December 31, 1992. During 1993, new loans of $18,132,000 were made and repayments of $11,948,000 were received. Other changes include increases for changes in executive officers and directors of $5,338,000 and decreases related to participations sold of $6,909,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other customers.

         An analysis of the changes in the allowance for loan losses follows:

=========================================================================
    In thousands                         1993          1992         1991
    ---------------------------------------------------------------------
Balance at January 1                    $5,537        $4,192       $4,106
Provision for loan losses                1,662         1,216          750
Balance of allowance for loan losses
  of acquired subsidiaries
  at acquisition date                    2,439         1,016           --
- -------------------------------------------------------------------------
                                         9,638         6,424        4,856
Deductions:
  Loans charged off                      1,988         1,257          997
  Less recoveries                          651           370          333
- -------------------------------------------------------------------------
Net loans charged off                    1,337           887          664
- -------------------------------------------------------------------------
Balance at December 31                  $8,301        $5,537       $4,192
=========================================================================

         During 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). This statement must be adopted on a prospective basis by January 1995. SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The company is currently evaluating when and how it will adopt SFAS 114, as well as its possible financial impact on the company.

(7)      PREMISES AND EQUIPMENT

         A summary of premises and equipment at December 31, 1993 and 1992, follows:

============================================================
    In thousands                        1993          1992
    --------------------------------------------------------
Land and improvements                  $ 4,331      $  3,593
Buildings and improvements              25,604        17,328
Furniture and equipment                 17,407        10,794
- ------------------------------------------------------------
                                        47,342        31,715
Less accumulated depreciation
  and amortization                      20,065        11,048
- ------------------------------------------------------------
         Total premises and equipment  $27,277       $20,667
============================================================

(8)      LONG-TERM DEBT AND OTHER BORROWINGS

         Long-term debt consisted of the following at December 31, 1993 and 1992:

===================================================================
    In thousands                                1993         1992
    ---------------------------------------------------------------
7.25% Subordinated Notes;
  due September 15, 2003,
  interest payable quarterly                   $33,000      $    --

Advance from the Federal Home
  Loan Bank; due May 9, 1994;
  interest at 4.50%, payable monthly            10,000       10,000

Employee Stock Ownership Plan
  (ESOP) note payable to bank; due
  July 31, 1994; interest at lender's base
  rate, interest payable quarterly               3,106        2,957

Employee Stock Ownership Plan
  (ESOP) note payable to bank; due
  July 31, 1996; interest at 82.5% of the
  prime interest rate, principal and
  interest payable quarterly                       755          915
- -------------------------------------------------------------------

         Total long-term debt                  $46,861      $13,872
===================================================================

         Short-term borrowings, other than federal funds purchased and repurchase agreements, consisted of the following at December 31, 1993 and 1992:

===================================================================

         In thousands                             1993         1992
- -------------------------------------------------------------------
Advance from the Federal Home
  Loan Bank; due January 20, 1994;
  interest at 3.45%, payable monthly           $15,000         $ --

Operating line of credit; due July 31,
  1994; interest at the lender's base rate,
  payable quarterly                                 --          600
- -------------------------------------------------------------------

         Total other short-term borrowings     $15,000         $600
===================================================================

         The prime interest rate and base rate associated with certain of the above obligations was 6.0% at December 31, 1993 and 1992.

         The company has a $3,000,000 unsecured operating line of credit with an unaffiliated bank, with an outstanding balance of $600,000 at December 31, 1992. The line was not in use at December 31, 1993. This obligation has the same restrictive covenants as the ESOP loan due July 31, 1994, as described below.

         The advances from the Federal Home Loan Bank are collateralized by the company's Federal Home Loan Bank stock and certain first mortgage loans in the approximate amount of 150% of the debt.

         The ESOP note payable due July 31, 1994 is guaranteed by the company and enables the ESOP to borrow up to $4.0 million. The related loan agreement has a number of restrictive covenants, including maintaining capital levels of the company, the banks and savings banks at least at the minimum levels required by applicable regulatory agencies; maintaining the company's risk-weighted capital ratio, as defined, at not less than 9.25%; maintaining the company's leverage ratio, as defined, at not less than 5.25%; maintaining the company's annualized return on assets at the date of financial reports required by regulations at no less than .50%; maintaining nonperforming loans, as defined, at less than 2.50% of gross loans at the date of required financial reports; and maintaining on a consolidated basis an allowance for loan losses of at least .75% of gross loans. The ESOP note payable due July 31, 1996 is also guaranteed by the company. The loan obligations of the ESOP are recorded on the consolidated balance sheet with a corresponding amount recorded as a reduction of the company's shareholders' equity. Both the loan obligation and the reduction of shareholders' equity will be reduced by the amount of any loan repayments made by the ESOP.

         Principal payments required for the years 1993 through 1998 on long-term debt at December 31, 1993, are as follows:

=================================================
    Year ending
    December 31                     In thousands
    ---------------------------------------------
    1994                                $13,386
    1995                                    300
    1996                                    175
    1997                                     --
    1998                                     --

(9)      SHAREHOLDERS' EQUITY
         COMMON STOCK

         The company has stock option plans which permit options to be granted for a maximum of 432,889 shares of common stock of the company. Under the terms of the plans, options with ten-year terms may be granted to certain key employees to purchase common stock at not less than fair value of the common stock at the date of grant. A summary of share data related to the option plan, adjusted for stock splits, follows:

========================================================================
                                               Number       Option price
                                             of shares         per share
- ------------------------------------------------------------------------
Options outstanding December 31, 1990           78,756     $ 8.44-$9.375
Granted                                        123,733     $ 8.16-$11.53
Terminated or canceled                          (5,779)               --
- ------------------------------------------------------------------------
Options outstanding December 31, 1991          196,710     $ 8.16-$11.53
Granted                                             --                --
Exercised                                       (2,522)    $ 8.44-$9.375
Terminated or canceled                         (31,908)               --
- ------------------------------------------------------------------------
Options outstanding December 31, 1992          162,280     $ 8.16-$11.53
Granted                                         79,673            $16.00
Exercised                                         (150)            $8.16
Terminated or canceled                          (7,890)               --
- ------------------------------------------------------------------------
Options outstanding December 31, 1993          233,913     $ 8.16-$16.00
- ------------------------------------------------------------------------

         Of the options outstanding, 81,859 were exercisable as of December 31, 1993.

         The company's Employee Stock Ownership Plan (ESOP) is described in
Note 12 to the consolidated financial statements.

PREFERRED STOCK AND RIGHTS PLAN

         During 1992, the company's Articles of Incorporation were amended to eliminate two series of Class A Preferred Stock, designated the 1988 and 1990 Series, and to authorize the issue of 5,000,000 shares of Class B Preferred Stock, Series 1992. Series 1992 Class B Preferred Stock is issuable in connection with the company's Rights Plan and carries the right to cumulative annual dividends of $6.00 per share or 133 times dividends per common share (subject to adjustment), whichever is greater.

         On January 20, 1992, the company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, the Board declared a dividend of one right (adjusted to 3/4 of a right by virtue of the four-for-three stock split effected December 18, 1992) for each outstanding share of common stock. In addition, the company will issue one right with respect to each share of common stock issued subsequent to that date. Each right, when and if it becomes exercisable, will entitle the registered holder to purchase from the company 1/100 of a share of Series 1992 Preferred Stock, subject to adjustment, at an exercise price of $45. The description and terms of the rights are set forth in a Rights Agreement, dated as of January 20, 1992, between the company and Chemical Bank, as Rights Agent. The Board may redeem the rights in whole, but not in part, at a price of $.01 per right.

         The rights become exercisable only if a person or group acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the company's outstanding common stock, the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, or a tender or exchange offer is commenced for 25% or more of the outstanding common stock.

         After the rights become exercisable, if any person becomes the beneficial owner of more than 15% of the outstanding common stock, or the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, then the rights will entitle each holder of a right to purchase, for the exercise price, the number of shares of preferred stock which at the time of the transaction would have a market value twice the exercise price.

(10)     DIVIDEND RESTRICTIONS

         Payment of dividends by the company's subsidiaries is restricted by national and state banking and thrift laws and regulations. Also, certain notes payable described in note 8 include restrictive covenants related to the maintenance of minimum capital ratios by the banks and savings banks, which effectively restrict the payment of dividends. At December 31, 1993, retained earnings of the company's subsidiaries were approximately $23.4 million, of which approximately $12.2 million is available as of January 1, 1994 for the payment of dividends under the most restrictive of the above restrictions.

         Certain notes payable described in note 8 include restrictive covenants related to the maintenance of minimum capital ratios, which effectively restrict the payment of dividends by the company. Also, minimum regulatory capital requirements effectively limit the payment of dividends. At December 31, 1993, the most restrictive of the covenants limited the payment of dividends by the company to approximately $9.9 million.

(11)     INCOME TAXES

         As discussed in note 1, the company adopted in 1993 Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The cumulative effect of this change in accounting for income taxes, determined as of January 1, 1993, was a reduction in net income of $91,000 and is reported separately in the consolidated statement of income for 1993. Financial statements for prior years have not been restated to apply the provisions of Statement 109.

         Prior purchase business combinations were adjusted to reflect the implementation of Statement 109, however the impact of these adjustments was not significant and is included in income from continuing operations.

         Total income tax expense for the year ended December 31, 1993 was allocated as follows:

======================================================
    In thousands
    --------------------------------------------------
Income from continuing operations               $4,249
Shareholders' equity, for unrealized net
  gain on securities available for sale            201
- ------------------------------------------------------
                                                $4,450
======================================================

         The components of income tax expense (benefit) were as follows:

==============================================================
    In thousands              1993         1992          1991
    ----------------------------------------------------------
Current                      $4,610       $4,662        $2,089
Deferred                       (361)          24           (61)
- --------------------------------------------------------------
                             $4,249       $4,686        $2,028
==============================================================

         An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

=======================================================================
                                           1993        1992        1991
- -----------------------------------------------------------------------

U.S. federal income tax rate               35.0%       34.0%       34.0%
Changes from statutory rate:
  Tax exempt investment income             (2.9)       (2.1)       (5.4)
  Amortization of goodwill                   .8          .7         1.6
  Purchase accounting differences            --         (.1)         .5
  State income taxes, net of
    federal tax benefit                      .8         1.0          --
  Statutory bad debt deduction               --        (1.1)         --
  Surtax exemption                          (.7)         --          --
  Other, net                               (1.9)        1.7          .2
- -----------------------------------------------------------------------
                                           31.1%       34.1%       30.9%
=======================================================================

         The sources of timing differences and the resulting deferred income tax expense (benefit) for 1992 and 1991, follows:

===========================================================

    In thousands                          1992        1991
    -------------------------------------------------------
Loan loss provision in excess
  of amount allowed for tax purposes      $(128)      $(150)
Tax gains on sales of loans                 (80)         --
Loan fees                                  (101)         --
Other, net                                  333          89
- -----------------------------------------------------------
                                          $  24       $ (61)
===========================================================

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1993, are presented below:

=====================================================
    In thousands
    -------------------------------------------------
DEFERRED TAX ASSETS:
  Allowance for loan losses                    $1,328
  Deferred compensation                           301
  Differences due to purchase accounting
    adjustments related to the following:
      Accrued expenses                            388
      Mortgage servicing                          172
      Other                                        13
- -----------------------------------------------------
         Total gross deferred tax assets        2,202
         Less valuation allowance                  --
- -----------------------------------------------------
         Net deferred tax asset                 2,202

DEFERRED TAX LIABILITIES:
  Differences due to purchase accounting
    adjustments related to the following:
      Investments and other assets                537
      Premises and equipment                      154
      FHLB stock                                  449
  Amortization of acquired intangibles             99
  Deferred loan fees                              523
  Depreciation                                    209
  Investment securities                            78
  Other                                            71
- -----------------------------------------------------
    Total deferred tax liabilities              2,120
- -----------------------------------------------------
    Net deferred tax asset                     $   82
=====================================================

         Cumulative deferred income taxes were an asset of $82,000 at December 31, 1993, and a liability of $238,000 at December 31, 1992.

         Shareholder's equity of the savings banks at December 31, 1993 and 1992 includes approximately $3,768,000 and $4,536,000 respectively, for which no deferred Federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carrying back net operating losses to prior years may create income for tax purposes only, which would be subject to the then current corporate income tax rate.

(12)     EMPLOYEE BENEFIT PLANS

         The company has an employee stock ownership plan (ESOP) under which the company and its subsidiaries will contribute to the ESOP an amount determined by the respective Boards of Directors at their discretion. The company recognized expenses related to the ESOP based on cash contributions, with such amounts exceeding the amount computed under the shares allocated method. The interest incurred on the ESOP note payable, the amount contributed by the company to the ESOP and the amount of dividends on ESOP shares used for debt service by the ESOP for 1993, 1992 and 1991 were as follows:

=======================================================================
    In thousands                           1993        1992        1991
    -------------------------------------------------------------------
Interest incurred                          $236        $100        $ 96
Contributions                               597         400         400
Dividends used for debt service               6          67          44


         The company has a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code. Under the amended profit sharing plan, the company and its subsidiaries will provide funds to match the contribution made by the participating employee up to a maximum of 4% of the employee's salary. Contributions in accordance with the profit sharing plan were approximately $360,000 in 1993, $214,000 in 1992, and $173,000 in 1991.

         Former full-time employees of Kentucky State Bank who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. Pension expense for this plan was $2,000 in 1993, $14,000 in 1992, and $15,000 in 1991. The plan's funded status at December 31, 1993 was composed of plan assets of $503,000 and a projected benefit obligation of approximately $544,000.

         The company has no significant commitments to pay post-retirement or post-employment benefits other than as described above.

         Stock options granted to key employees are described in Note 9 to the consolidated financial statements.

         During 1993, AICPA Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, was issued. The SOP will change the accounting for the company's ESOP once all unallocated shares held by the ESOP on December 31, 1992, are exhausted. Shares acquired after December 31, 1992, will also be subject to the accounting prescribed in the SOP. The changes include recognition of compensation cost, accounting for dividends on allocated and unallocated shares, and the inclusion of committed shares in earnings per share computations. The company is currently reviewing the SOP to determine the potential impact it will have on its consolidated financial statements.

(13)     COMMITMENTS AND CONTINGENT LIABILITIES
         OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

         The company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheet. The extent of the company's involvement in various commitments is expressed by the contract amount of such instruments.

         Commitments to extend credit, which amounted to $174,793,000 at December 31, 1993, and $187,402,000 at December 31,1992 are agreements to lend to a customer as long as all conditions established in the contract are fulfilled. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based upon management's credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, property, plant, equipment, residential properties, income-producing commercial properties, marketable securities and interest-bearing time deposits.

         Standby letters of credit are conditional commitments issued by the company guaranteeing the performance of a customer to a third party. Those guarantees primarily consist of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. Most guarantees are for one year or less. The risk to the company arises from its obligation to make payment in the event of the customer's contractual default and is essentially the same as that involved in extending loan commitments to customers. The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the customer. Collateral held varies. The company had standby letters of credit outstanding totaling $32,196,000 and $28,232,000 at December 31, 1993 and 1992,
respectively.

         Commercial letters of credit are short-term commitments generally used to finance a commercial contract for the shipment of goods from seller to buyer. At December 31, 1993, the company had $4,861,000 in commercial letters of credit outstanding.

         At year-end 1993, the company was not a party to any off-balance-sheet derivative contracts.

         With respect to mortgage loans sold to investors, such loans are generally sold with servicing rights retained, with only the normal legal representations and warranties regarding recourse to the company. Management believes that any liabilities which may result from such recourse provisions are not significant.

         LEGAL PROCEEDINGS

         As of December 31, 1993, there were various pending legal actions and proceedings against the company in which claims for damages are asserted. Management, after discussion with legal counsel, believes that the ultimate result of these legal actions and proceedings will not have a material adverse effect upon the consolidated financial statements of the company.

(14)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The estimated fair values of the company's financial instruments are as follows:

==============================================================================================
                                                     DECEMBER 31, 1993      December 31, 1992
                                                     -----------------      -----------------
                                                   CARRYING        FAIR    Carrying       Fair
    In thousands                                     AMOUNT       VALUE      Amount      Value
    ------------------------------------------------------------------------------------------
Financial assets:
  Cash and short-term investments                  $ 61,531    $ 61,531    $108,939   $108,939
  Securities                                        249,022     250,371     257,138    260,595
  Loans                                             803,886     809,975     564,459    568,532

Financial liabilities:
  Deposits                                          994,152     998,204     860,338    862,289
  Federal funds purchased and repurchases            29,704      29,704      26,993     26,993
  Long-term debt and other short-term borrowings     61,861      61,926      14,472     14,422


         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         CASH, SHORT-TERM INVESTMENTS, FEDERAL FUNDS PURCHASED
         AND REPURCHASES

         For these short-term instruments, the financial statement carrying amount approximates fair value.

         SECURITIES

         The fair value of securities is estimated by discounting future cash flows using current rates at which investments would be made in similar instruments with similar credit ratings and equivalent remaining maturities.

         LOANS

         The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         DEPOSITS

         The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

         LONG-TERM DEBT AND OTHER SHORT-TERM BORROWINGS

         Rates currently available to the company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

         COMMITMENTS TO EXTEND CREDIT AND STAND-BY
         LETTERS OF CREDIT

         The fair values of loan commitments and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The value of these financial instruments was not material at December 31, 1993 and 1992.

         LIMITATIONS ON FAIR VALUE REPORTING

         The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         The fair value estimates are based on financial instruments only. The company has not attempted to estimate the value of assets and liabilities not considered to be financial instruments, such as premises and equipment, the mortgage banking operation and the intangible value of its core deposits and branch system. Accordingly, the fair value estimates do not represent a fair value for the company as a whole.

(15)     PARENT COMPANY FINANCIAL STATEMENTS

         Condensed financial data for Trans Financial Bancorp, Inc. (parent company only) as of December 31, 1993 and 1992 and for the years ended December 31, 1993, 1992 and 1991 are as follows:

CONDENSED BALANCE SHEETS

=======================================================================
    December 31
    In thousands                                     1993        1992
    -------------------------------------------------------------------

ASSETS
Cash on deposit with subsidiaries                  $ 15,685     $ 1,677
Investment in subsidiaries                           94,254      72,443
Other investments                                        73          48
Other assets                                          3,273         757
- -----------------------------------------------------------------------
  Total assets                                     $113,285     $74,925
=======================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Long-term debt and other notes payable             $ 36,861     $ 4,472
Other liabilities                                       125         921
Shareholders' equity                                 76,299      69,532
- -----------------------------------------------------------------------
  Total liabilities and shareholders' equity       $113,285     $74,925
=======================================================================

CONDENSED STATEMENTS OF INCOME

====================================================================================================================

     Years ended December 31
     In thousands                                                                           1993      1992     1991
    ----------------------------------------------------------------------------------------------------------------
Income:
  Dividends from subsidiaries                                                             $11,000   $11,819  $ 7,594
  Other interest and dividends                                                                146        34       31
  Management fees from subsidiaries and other income                                        3,602     3,428    2,103
- --------------------------------------------------------------------------------------------------------------------
  Total income                                                                             14,748    15,281    9,728
Expenses:
  Interest on long-term debt and other notes payable                                          860       141    1,178
  Other expenses                                                                            6,057     4,850    3,019
- --------------------------------------------------------------------------------------------------------------------
  Total expenses                                                                            6,917     4,991    4,197
Income before income tax benefit and equity in undistributed
  (distributions in excess of) earnings of subsidiaries                                     7,831    10,290    5,531
Federal income tax benefit                                                                  1,306       427      624
- --------------------------------------------------------------------------------------------------------------------
Income before equity in undistributed (distributions in excess of)
  earnings of subsidiaries                                                                  9,137    10,717    6,155
Equity in undistributed (distributions in excess of) earnings of subsidiaries                 179    (1,657)  (1,615)
- --------------------------------------------------------------------------------------------------------------------
Net income                                                                                $ 9,316   $ 9,060  $ 4,540
====================================================================================================================

CONDENSED STATEMENTS OF CASH FLOWS

================================================================================================================================

    Years ended December 31
    In thousands                                                                                  1993         1992       1991
- --------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                                                    $  9,316     $  9,060   $  4,540
  Adjustments to reconcile net income to cash from operating activities:
    Amortization                                                                                     445          327        341
    (Equity in undistributed) distributions in excess of earnings of subsidiaries                   (179)       1,657      1,615
    Gains on sales of investments                                                                     --         (119)        --
  Decrease (increase) in other assets                                                             (2,600)        (402)       411
  Increase (decrease) in other liabilities                                                          (604)          96       (153)
- --------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                        6,378       10,619      6,754
Cash flows from investing activities:
  Investments in and acquisitions of subsidiaries                                                (21,822)     (23,270)    (5,032)
  Net decrease (increase) in interest bearing deposits with banks                                     --          500       (100)
  Purchases of other investments                                                                      --           --        (46)
  Proceeds from maturities and sales of other investments                                             --        2,026         --
- --------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                          (21,822)     (20,744)    (5,178)
Cash flows from financing activities:
  Proceeds from issuance of long-term debt                                                        33,229          700      3,496
  Repayment of long-term debt and other notes payable                                               (829)      (2,665)   (10,111)
  Proceeds from issuance of common stock                                                             822       17,727     12,454
  Redemption of preferred stock                                                                       --       (2,285)    (4,502)
  Dividends paid                                                                                  (3,770)      (3,252)    (1,686)
- --------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                             29,452       10,225       (349)
- --------------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash equivalents                                                         14,008          100      1,227
Cash and cash equivalents at beginning of year                                                     1,677        1,577        350
- --------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                                        $ 15,685     $  1,677   $  1,577
================================================================================================================================

Supplemental Information:
  Cash paid for interest                                                                        $    862     $    139   $  1,255
  Non-cash transactions (note 2)                                                                $   (399)    $ 13,181   $  1,681

                                    EXHIBITS

                                                                                                        Sequentially
                                                                                                       Numbered Pages
                                                                                                       --------------
  4(a)     Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 3 of the registrant's report on Form 10-Q for the quarter ended March 31,
           1992.

  4(b)     Bylaws of the registrant, as amended . . . . . . . . . . . . . . . . . . . . . . . . . . .       52-59

  4(c)     Rights Agreement dated January 20, 1992 between Manufacturers Hanover Trust Company and
           Trans Financial Bancorp, Inc. is incorporated by reference to Exhibit 1 to the registrant's report on Form 8-K dated January 24, 1992.

  4(d)     Form of Indenture (including Form of Subordinated Note) dated as of September 1, 1993, between the registrant and First Tennessee Bank National Association as Trustee, relating to the issuance of 7.25% Subordinated Notes due 2003, is incorporated by reference to
           Exhibit 4 of Registration Statement on Form S-2 of the registrant (File No. 33-67686).

  10(a)    Trans Financial Bancorp, Inc. 1987 Stock Option Plan is incorporated by reference to
           Exhibit 4(a) of Registration Statement on Form S-8 of the registrant
           (File No. 33-43046).*

  10(b)    Trans Financial Bancorp, Inc. 1990 Stock Option Plan is incorporated by reference to
           Exhibit 10(d) of the registrant's Report on Form 10-K for the year ended December 31,
           1990.*

  10(c)    Trans Financial Bancorp, Inc. 1992 Stock Option Plan is incorporated by reference to
           Exhibit 28 of the registrant's Report on Form 10-Q for the quarter ended March 31,
           1992.*

  10(d)    Trans Financial Bancorp, Inc. 1994 Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 18, 1994, for the April 25, 1994 Annual Meeting of Shareholders.*

  10(e)    Employment Agreement between Douglas M. Lester and Trans Financial Bancorp, Inc. is
           incorporated by reference to Exhibit 10(c) of the registrant's Report on Form 10-K for the year ended December 31, 1990.*

  10(f)    Employment Agreement between Harold T. Matthews and Trans Financial Bank, National
           Association is incorporated by reference to Exhibit 10(e) of the registrant's Report on
           Form 10-K for the year ended December 31, 1992.*

  10(g)    Description of the registrant's Performance Incentive Plan is incorporated by reference to Exhibit 10(f) of the registrant's Report on Form 10-K for the year ended December 31,
           1992.*

  10(h)    Form of Deferred Compensation Agreement between registrant and certain officers of the registrant is incorporated by reference to Exhibit 10(g) of the registrant's Report on
           Form 10-K for the year ended December 31, 1992.*

  10(i)    Trans Financial Bancorp, Inc. Dividend Reinvestment and Stock Purchase Plan is
           incorporated by reference to Registration Statement on Form S-3 of the registrant dated
           May 15, 1991 (File No. 33-40606).

                                                                                                    Sequentially
                                                                                                   Numbered Pages
                                                                                                   --------------
  10(j)    Plan and Agreement of Reorganization dated September 14, 1992 among Trans Financial
           Bancorp, Inc., Dawson Springs Bancorp, Inc. and the shareholders of Dawson Springs
           Bancorp, Inc. is incorporated by reference to Exhibit 1 of the registrant's Report on Form 8-K dated January 15, 1993.

  10(k)    Warrant dated as of February 13, 1992 between Morgan Keegan & Company, Inc. and Trans
           Financial Bancorp, Inc. incorporated by reference to Exhibit 10(m) of Registration
           Statement on Form S-2 of the registrant (File No. 33-45483).

  10(l)    Underwriting Agreement dated as of March 3, 1992 between Morgan Keegan & Company, Inc.
           and Trans Financial Bancorp, Inc. incorporated by reference to Exhibit (1) to
           Registration Statement on Form S-2 of the registrant (File No. 33-45483).

  10(m)    Share Exchange Agreement dated March 25, 1993 between Trans Financial Bancorp, Inc. and
           Trans Kentucky Bancorp is incorporated by reference to Exhibit 1 of the registrant's
           Report on Form 8-K dated April 8, 1993.

  10(n)    Loan Agreement dated as of July 6, 1993 between First Tennessee Bank National Association and Trans Financial Bancorp, Inc. is incorporated by reference to Exhibit 10(p) to the
           Registration Statement on Form S-2 of the registrant (File No. 33-67686).

  10(o)    Underwriting Agreement dated as of September 9, 1993 among Morgan Keegan & Company, Inc.,
           J.C. Bradford and Company, and Trans Financial Bancorp, Inc. incorporated by reference to
           Exhibit (1) to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

  10(p)    Subordinated Note dated as of September 16, 1993, by Trans Financial Bancorp, Inc. is
           incorporated by reference to Exhibit 1 to Registration Statement on Form S-2 of the
           registrant (File No. 33-67686).

  10(q)    Agreement and Plan of Reorganization dated November 9, 1993, as amended January 6, 1994, among Trans Financial Bancorp, Inc., Trans Financial Acquisition Corporation and Kentucky
           Community Bancorp, Inc. is incorporated by reference to Exhibit 2 to the Registration
           Statement on Form S-4 of the registrant (File No. 33-51575).

  10(r)    Agreement and Plan of Reorganization and Plan of Merger dated December 27, 1993 between
           Trans Financial Bancorp, Inc. and Peoples Financial Services, Inc. is incorporated by reference to Exhibit 2 of the registrant's Report on Form 8-K dated January 10, 1994.

  10(s)    Agreement and Plan of Reorganization and Plan of Merger dated January 28, 1994 between
           Trans Financial Bancorp, Inc. and FGC Holding Company is incorporated by reference to
           Exhibit 2(a)  and 2(b) of the registrant's Report on Form 8-K dated February 18, 1994.

  11       Statement of Computation of Per Share Earnings . . . . . . . . . . . . . . . . . . . . . . .  60

  21       List of Subsidiaries of the Registrant . . . . . . . . . . . . . . . . . . . . . . . . . . .  61

  23       Consent of Independent Auditors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  62

  23(a)    Consent of Independent Auditors. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  63

  99       Annual Report on Form 11-K for the Trans Financial Bancorp Savings Investment Plan . . . .   64-84

* Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.