Form 10-Q
period 1994-03-31
TRANS FINANCIAL BANCORP INC
filed 1994-05-16
CIK 704469

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                    of 1934

For the quarterly period ended March 31, 1994    Commission File Number 0-13030
                               --------------                           -------

                         TRANS FINANCIAL BANCORP, INC.
                         -----------------------------
             (Exact name of registrant as specified in its charter)


           Kentucky                                      61-1048868
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


500 East Main Street, Bowling Green, Kentucky               42101
- - ---------------------------------------------               -----
  (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code: (502)781-5000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --     --

The number of shares outstanding of the issuer's class of common stock on May 12, 1994: 10,114,865 shares.


The Exhibit Index is on page 19. This filing contains 21 pages (including this facing sheet).

                         PART I - FINANCIAL INFORMATION





ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
In thousands, except share data


- - ---------------------------------------------------------------------------------------------------------------------
                                                                             MARCH 31    DECEMBER 31         MARCH 31
                                                                                 1994           1993             1993
- - ---------------------------------------------------------------------------------------------------------------------

ASSETS
Cash and due from banks                                                    $   50,434     $   54,444       $   40,026
Interest bearing deposits with banks                                              196            447            1,308
Federal funds sold and resale agreements                                        7,650         21,409           42,394
Mortgage loans held for sale                                                   25,400         43,005           17,345
Securities available for sale (amortized cost of $222,828 as of
     March 31, 1994 and $234,416 as of December 31, 1993;
     and market value of $48,285 as of March 31, 1993)                        220,502        235,589           47,208
Securities held to maturity (market value of $74,312 as of
     March 31, 1994; $67,872 as of December 31, 1993; and
     $250,273 as of March 31, 1993)                                            74,340         66,347          244,975
Loans, net of unearned income                                                 910,838        874,368          670,477
     Less allowance for loan losses                                            10,231         10,127            7,790
- - ---------------------------------------------------------------------------------------------------------------------
     Net loans                                                                900,607        864,241          662,687
Premises and equipment, net                                                    29,343         29,419           23,719
Other assets                                                                   31,374         31,723           31,817
- - ---------------------------------------------------------------------------------------------------------------------
     Total assets                                                          $1,339,846     $1,346,624       $1,111,479
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
     Non-interest bearing                                                  $  146,490     $  146,220       $   99,195
     Interest bearing                                                         997,208      1,007,375          877,024
- - ---------------------------------------------------------------------------------------------------------------------
     Total deposits                                                         1,143,698      1,153,595          976,219
Federal funds purchased and repurchase agreements                              28,409         29,704           24,676
Other short-term borrowings                                                    25,094         15,000            1,300
Long-term debt                                                                 46,791         49,721           17,332
Other liabilities                                                               7,181          9,063            7,885
- - ---------------------------------------------------------------------------------------------------------------------
Total liabilities                                                           1,251,173      1,257,083        1,027,412
- - ---------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
     Preferred stock                                                                -              -                -
     Common stock, no par value. Authorized 25,000,000 shares;
       issued and outstanding 8,812,611; 8,795,233; and
       8,752,997 shares, respectively                                          16,524         16,491           16,412
     Additional paid-in capital                                                39,275         39,138           38,580
     Retained earnings                                                         38,214         37,055           33,092
     Unrealized net gain(loss) on securities
       available for sale, net of tax                                          (1,549)           718                -
     Unrealized loss on marketable equity securities                                -              -             (145)
     Employee Stock Ownership Plan shares
       purchased with debt                                                     (3,791)        (3,861)          (3,872)
- - ---------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                88,673         89,541           84,067
- - ---------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                            $1,339,846     $1,346,624       $1,111,479
=====================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
In thousands, except per share data

- - -----------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31                                                             1994             1993
- - -----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
         Loans, including fees                                                               $  17,937        $  14,209
         Federal funds sold and resale agreements                                                   51              290
         Securities                                                                              4,301            4,884
         Interest-bearing deposits with banks                                                        7               28
- - -----------------------------------------------------------------------------------------------------------------------
         Total interest income                                                                  22,296           19,411
- - -----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
         Deposits                                                                                8,343            8,422
         Federal funds purchased and repurchase agreements                                         203              168
         Other short-term borrowings                                                               151               18
         Long-term debt                                                                            735              177
- - -----------------------------------------------------------------------------------------------------------------------
         Total interest expense                                                                  9,432            8,785
- - -----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                                             12,864           10,626
Provision for loan losses                                                                          408              534
- - -----------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME
         AFTER PROVISION FOR LOAN LOSSES                                                        12,456           10,092
- - -----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
         Service charges on deposit accounts                                                     1,507            1,145
         Loan servicing fees                                                                       576              547
         Gains on sales of securities available for sale, net                                      102            1,036
         Gains on sales of mortgage loans held for sale, net                                        60              342
         Trust services                                                                            307              263
         Brokerage income                                                                          270              207
         Other                                                                                     940              725
- - -----------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                                               3,762            4,265
- - -----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSES
         Compensation and benefits                                                               5,730            4,376
         Net occupancy expense                                                                     958              843
         Furniture and equipment expense                                                         1,073              780
         Deposit insurance                                                                         681              485
         Professional fees                                                                         617              571
         Postage, printing & supplies                                                              744              537
         Communications                                                                            230              221
         Other                                                                                   2,596            1,955
- - -----------------------------------------------------------------------------------------------------------------------
         Total non-interest expenses                                                            12,629            9,768
- - -----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT
         OF CHANGE IN ACCOUNTING PRINCIPLE                                                       3,589            4,589
Income tax expense                                                                               1,195            1,285
- - -----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT
         OF CHANGE IN ACCOUNTING PRINCIPLE                                                       2,394            3,304
Cumulative effect of change in accounting principle                                                  -              (10)
- - -----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                                     $ 2,394          $ 3,294
=======================================================================================================================
EARNINGS PER SHARE                                                                             $  0.27          $  0.37
=======================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
In thousands

- - -----------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31                                                             1994             1993
- - -----------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                             $ 89,541         $ 81,495
Net income                                                                                       2,394            3,294
Issuance of common stock                                                                           170              239
Cash dividends declared                                                                          1,235              979
(Decrease)increase in unrealized gain on
         securities available for sale, net of taxes                                            (2,267)              18
ESOP debt reduction (shares purchased with debt)                                                    70                -
- - -----------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                $ 88,673         $ 84,067
=======================================================================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands
- - -----------------------------------------------------------------------------------------------------------------
        FOR THE THREE MONTHS ENDED MARCH 31                                              1994             1993
- - -----------------------------------------------------------------------------------------------------------------
 Cash flows from operating activities:
     Net income                                                                         $2,394          $ 3,294
     Adjustments to reconcile net income to cash
        provided by operating activities:
           Provision for loan losses                                                       408              534
           Gains on sales of securities available for sale                                (102)          (1,036)
           Gains on sales of mortgage loans, net                                           (60)            (342)
           Gain on sale of premises and equipment                                         (219)              --
           Depreciation, amortization and accretion, net                                 2,036            1,269
     Proceeds from sale of mortgage loans held for sale                                 62,704           37,721
     Originations of mortgage loans held for sale                                      (45,039)         (30,404)
     Decrease (increase) in other assets                                                  (209)           1,343
     Increase (decrease) in other liabilities                                             (623)            (650)
- - -----------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                                    21,290           11,729
 Cash flows from investing activities:
     Net decrease (increase) in interest-bearing deposits with banks                       251            7,154
     Net decrease (increase) in federal
        funds sold and resale agreements                                                13,759           21,184
     Proceeds from sales of securities available for sale                                5,221           16,967
     Proceeds from maturities, prepayment and call of securities:
        Available for sale                                                              25,054                -
        Held to maturity                                                                 4,918           24,638
     Purchases of securities:
        Available for sale                                                             (19,306)               -
        Held to maturity                                                               (12,841)         (31,479)
     Net increase in loans                                                             (36,495)         (23,814)
     Purchases of premises and equipment                                                (1,623)          (1,306)
     Proceeds from disposals of premises and equipment                                     785                -
- - -----------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities                         (20,277)          13,344
 Cash flows from financing activities:
     Net increase (decrease) in deposits                                                (9,897)         (35,042)
     Net increase (decrease) in federal funds
        purchased and repurchase agreements                                             (1,295)          (2,317)
     Net increase (decrease) in other short-term borrowings                             10,094              700
     Repayment of long-term debt                                                        (2,860)            (730)
     Proceeds from issuance of long-term debt                                                -              600
     Proceeds from issuance of common stock                                                170              239
     Dividends paid                                                                     (1,235)            (979)
- - -----------------------------------------------------------------------------------------------------------------
 Net cash used in financing activities                                                  (5,023)         (37,529)
- - -----------------------------------------------------------------------------------------------------------------
 Net decrease in cash and cash equivalents                                              (4,010)         (12,456)
 Cash and cash equivalents at beginning of year                                         54,444           52,482
- - -----------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period (note 4)                                   $50,434          $40,026
=================================================================================================================

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
IN THOUSANDS, EXCEPT PER SHARE DATA

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.
         The accounting and reporting policies of Trans Financial Bancorp, Inc. ("Trans Financial") and its subsidiaries conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial Bancorp, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1993 annual report to shareholders.


(2) ALLOWANCE FOR LOAN LOSSES
         An analysis of the changes in the allowance for loan losses follows:

FOR THE THREE MONTHS ENDED MARCH 31 (Dollars in thousands)                                      1994             1993
- - -----------------------------------------------------------------------------------------------------------------------
Beginning balance                                                                             $ 10,127          $ 7,517
   Provision for loan losses                                                                       408              534
   Loans charged-off                                                                              (407)            (356)
   Recoveries                                                                                      103               95
- - -----------------------------------------------------------------------------------------------------------------------
Ending balance                                                                                $ 10,231          $ 7,790
=======================================================================================================================


(3) BUSINESS COMBINATIONS
         A) COMBINATIONS CONSUMMATED THROUGH MARCH 31, 1994
         On February 15, 1994, Trans Financial merged with Kentucky Community Bancorp. Inc. (KCB) of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank. Under the terms of the merger all shares of KCB common stock outstanding were converted into 1,374,962 shares of Trans Financial common stock. The transaction was accounted for as a pooling of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.
         B) COMBINATIONS CONSUMMATED AFTER MARCH 31, 1994
         On April 22, 1994, Trans Financial merged with Peoples Financial Services, Inc. (Peoples) of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands and Citizens Federal Savings Bank with combined assets of approximately $120 million. Under the terms of the merger all shares of Peoples common stock outstanding were converted into 1,302,254 shares of Trans Financial common stock. The transaction will be accounted for as a pooling of interests. The following table presents pro forma financial information for Trans Financial and Peoples as if the entities were combined for all periods presented.


                                                                      TRANS FINANCIAL          PEOPLES        PRO FORMA
- - -----------------------------------------------------------------------------------------------------------------------
Three months ending March 31, 1994
- - ----------------------------------
Net interest income                                                          $ 12,864          $ 1,201         $ 14,065
Provision for loan losses                                                         408               30              438
Net income                                                                      2,394              263            2,657
Fully diluted earnings per common share                                         $0.27                             $0.26

Three months ending December 31, 1993
- - -------------------------------------
Net interest income                                                          $ 13,203          $ 1,366         $ 14,569
Provision for loan losses                                                         444               84              528
Net income                                                                      1,949              373            2,322
Fully diluted earnings per common share                                         $0.22                             $0.23

Three months ending March 31, 1993
- - ----------------------------------
Net interest income                                                          $ 10,626          $ 1,219         $ 11,845
Provision for loan losses                                                         534               62              596
Net income                                                                      3,294              640            3,934
Fully diluted earnings per common share                                         $0.37                             $0.39


(4) STATEMENT OF CASH FLOWS
         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Certain non-cash investing and financing transactions are summarized as follows:

         Three months ending March 31 (Dollars in thousands)                                      1994             1993
         ---------------------------------------------------
         Securities transferred from held to maturity to available for sale                   $      -          $11,214
         Change in unrealized loss on securities available for sale                              3,526               18
         Debt transactions of Employee Stock Ownership Plan (net)                                   70                -


(5) ACCOUNTING MATTERS
         During 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). This statement must be adopted on a prospective basis by January 1995. SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The company is currently evaluating when and how it will adopt SFAS 114, as well as its possible financial impact on the company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
         Trans Financial Bancorp, Inc., (the company) is a bank holding company registered under the Bank Holding Company Act of 1956, and a savings and loan holding company registered under the Home Owners' Loan Act. The company has two subsidiary banks - Trans Financial Bank, N.A., headquartered in Bowling Green, Kentucky, and Trans Financial Bank, located in Pikeville, Kentucky ("TFB-Pikeville") - and two thrift subsidiaries - Trans Financial Bank, F.S.B., located in Russellville, Kentucky, and Trans Financial Bank of Tennessee, F.S.B., headquartered in Tullahoma, Tennessee ("TFB-Tennessee"). Collectively, these four institutions are referred to in this discussion as the banks.
         At March 31, 1994, the company had total consolidated assets of $1.340 billion, total loans of $911 million, total deposits of $1.144 billion and shareholders' equity of $89 million.
         On July 6, 1993, in a transaction accounted for as a purchase, the company acquired Trans Kentucky Bancorp, Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville. At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $207.2 million, net loans of $107.6 million and total deposits of $163.9 million. The aggregate cost, including consideration and acquisition costs, totaled $18.8 million. Because this acquisition was accounted for under the purchase method, results of operations prior to the acquisition date have not been included in the company's results of operations. Therefore, ratios or analyses for periods before and after that date will not be comparable.
         On February 15, 1994, the company merged with Kentucky Community Bancorp. Inc. (KCB) of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank. Under the terms of the merger, all shares of KCB common stock outstanding were converted into 1,374,962 shares of the company's common stock. The transaction was accounted for as a pooling of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented. See Note 3 to the consolidated financial statements for additional information regarding business combinations.
         The discussion that follows is intended to provide insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

RESULTS OF OPERATIONS
OVERVIEW
         For the three months ended March 31, 1994, the company's net income decreased 27%, from $3.3 million, or $.37 per share, to $2.4 million, or $.27 per share. Results for the first quarter produced an annualized return on assets of 0.73% and a return on average equity of 10.87%, compared with returns of 1.22% and 16.32%, respectively, for the comparable periods of 1993. The first quarter of 1993, however, included $1.0 million in gains on sales of securities compared with $102 thousand recognized during the first quarter of 1994. Excluding gains from sales of securities from both periods, first quarter net income decreased 11% from the prior year.

NET INTEREST INCOME
         Net interest income totaled $12.9 million in the first three months of 1994, compared with $10.6 million in the comparable 1993 period - a 21% increase. The company's net interest margin for the first quarter decreased slightly from the prior year, to 4.22% from 4.27%, but improved from 1993's fourth quarter margin of 4.20%.
         Management expects the recent increase in the prime lending rate to positively impact the net interest margin in the second quarter of 1994, since approximately $500 million of the company's commercial and consumer loans are tied to the prime rate.

AVERAGE CONSOLIDATED BALANCE SHEETS AND NET INTEREST ANALYSIS
For the three months ended March 31

Dollars in thousands                                            1994                                  1993
                                                AVERAGE                    AVERAGE      AVERAGE                  AVERAGE
                                                BALANCE      INTEREST       RATE        BALANCE     INTEREST       RATE
                                                ------------------------------------------------------------------------
ASSETS:
Interest-earning assets:
Securities                                   $  301,712        $ 4,301      5.78%    $  289,997       $ 4,884      6.83%
Federal funds sold and resale agreements          6,937             51      2.98         38,744           290      3.04
Interest-bearing deposits with banks                352              7      8.07          1,152            28      9.86
Loans, net of unearned income                   928,406         17,937      7.84        679,886        14,209      8.48
                                             ----------      ---------               ----------       -------
TOTAL INTEREST-EARNING ASSETS/INTEREST
INCOME                                        1,237,407         22,296      7.31      1,009,779        19,411      7.80
                                                                ------                                 ------
Less allowance for loan losses                   10,183                                   7,584
                                             ----------                              ----------
                                              1,227,224                               1,002,195
Non-interest-earning assets:
  Cash and due from banks                        49,040                                  40,394
  Premises and equipment                         29,611                                  22,618
  Other assets                                   30,812                                  30,974
                                             ----------                              ----------
TOTAL ASSETS                                 $1,336,687                              $1,096,181
                                             ==========                              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Interest-bearing deposits:
     Interest-bearing demand                 $  124,468            677      2.21%   $    98,942           572      2.34%
     Savings                                    128,772            865      2.72         84,972           611      2.92
     Money market demand accounts                47,313            288      2.47         44,964           322      2.90
     TransPlus                                   95,562            555      2.36         81,378           576      2.87
     Certificates of deposit                    523,953          5,102      3.95        476,835         5,299      4.51
     Other time                                  85,000            856      4.08         85,404         1,042      4.95
                                             ----------         ------              -----------        ------
     Total interest-bearing deposits          1,005,068          8,343      3.37        872,495         8,422      3.91
  Federal funds purchased and repurchase
     agreements                                  32,403            203      2.54         22,229           168      3.07
  Other short-term borrowings                    17,762            151      3.45          1,800            18      4.06
  Long-term debt                                 49,612            735      6.01         11,924           177      6.02
                                             ----------         ------              -----------        ------
  Total borrowed funds                           99,777          1,089      4.43         35,953           363      4.09
                                             ----------        -------              -----------        ------
TOTAL INTEREST-BEARING LIABILITIES/INTEREST
EXPENSE                                       1,104,845          9,432      3.46        908,448         8,785      3.92
                                                                 -----     -----                       ------     -----
Non-interest-bearing liabilities:
  Non-interest-bearing demand deposits          134,153                                  94,432
  Other liabilities                               8,343                                  11,422
                                             ----------                              ----------
Total liabilities                             1,247,341                               1,014,302
Shareholders' equity                             89,346                                  81,879
                                             ----------                              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $1,336,687                              $1,096,181
                                             ==========                              ==========

NET INTEREST-RATE SPREAD                                                    3.85                                   3.88
Impact of non-interest-bearing sources                                       .37                                    .39
                                                                            ----
NET INTEREST INCOME / MARGIN ON INTEREST-EARNING ASSETS      $  12,864      4.22%                     $10,626      4.27%
                                                             =========      =====                     =======     =====

Net interest margin is net interest income divided by average interest-earning assets. For computational purposes, non-accrual loans are included in interest-earning assets. Net interest spread is the difference between the average rate of interest earned on interest-earning assets and the average rate of interest expensed on interest-bearing liabilities. Average balances are based on daily balances.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
  The following table shows changes in interest income and interest expense resulting from changes in volume and interest rates for the three-month period ended March 31, 1994 as compared to the same period in 1993.

In thousands                                                                 FIRST QUARTER 1994 VS. 1993
                                                                           INCREASE(DECREASE) IN INTEREST
                                                                              INCOME AND EXPENSE DUE TO
                                                                                     CHANGES IN:
                                                                           VOLUME         RATE       TOTAL
                                                                           -------        ----      ------
INTEREST-EARNING ASSETS:
  Loans                                                                    $4,869      $(1,141)     $3,728
  Securities                                                                  191         (774)       (583)
  Federal funds sold and resale agreements                                   (234)          (5)       (239)
  Interest-bearing deposits with banks                                        (17)          (4)        (21)
                                                                           -------     --------     -------
TOTAL INTEREST-EARNING ASSETS                                               4,809       (1,924)      2,885
INTEREST-BEARING SOURCES OF FUNDS:
  Interest-bearing demand deposits                                            140          (35)        105
  Savings deposits                                                            297          (43)        254
  Money market demand accounts                                                 16          (50)        (34)
  TransPlus                                                                    92         (113)        (21)
  Certificates of deposit                                                     495         (692)       (197)
  Other time deposits                                                          (5)        (181)       (186)
                                                                           -------     -------      ------
     Total interest-bearing deposits                                        1,035       (1,114)        (79)
  Federal funds purchased and repurchase agreements                            67          (32)         35
  Other short-term borrowings                                                 136           (3)        133
  Long-term debt                                                              558            -         558
                                                                           ------      -------      ------
     Total borrowed funds                                                     761          (35)        726
                                                                           ------      -------      ------
TOTAL INTEREST-BEARING SOURCES OF FUNDS                                     1,796       (1,149)        647
                                                                           ------      -------      ------
INCREASE (DECREASE) IN NET INTEREST INCOME                                 $3,013      $  (775)     $2,238
                                                                           ======      =======      ======


    The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of change in each.

PROVISION FOR LOAN LOSSES
    The provision for loan losses was $408 thousand (.18% of average loans, on an annualized basis, excluding mortgage loans held for sale) in the first quarter of 1994, compared with $534 thousand (.32% of average loans, annualized and excluding mortgage loans held for sale) in the first quarter of 1993. Net loan charge-offs were $304 thousand (.13% of average loans) for the three months ended March 31, 1994, and $261 thousand (.16% of average loans) for the comparable period in 1993.
    The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this review.

NON-INTEREST INCOME
    Non-interest income for the first three months of 1994 decreased $503 thousand over the first quarter of 1993. This net decrease was due to (in thousands):

                                                                                   INCREASE
                                                                                  (DECREASE)
    -    The TFB-Pikeville acquisition                                              $   291
    Excluding TFB-Pikeville:
    -    Increased service charges on deposit accounts                                  161
    -    Lower gains on sales of securities                                            (934)
    -    Lower gains on sales of mortgage loans                                        (282)
    -    All other, net                                                                 261
                                                                                    --------
         Net decrease in non-interest income                                        $  (503)
                                                                                    ========

NON-INTEREST EXPENSES
    Non-interest expenses increased $2.9 million in the first quarter of 1994 compared with the comparable 1993 quarter, due to (in thousands):

                                                                                   INCREASE
                                                                                  (DECREASE)
    -    The TFB-Pikeville acquisition                                               $1,520
    Excluding TFB-Pikeville:
    -    Increased compensation and benefits                                            612
    -    Increased furniture & equipment expense                                        225
    -    Increased expenses for postage, printing and supplies                          159
    -    All other, net                                                                 345
                                                                                     ------
         Net increase in non-interest expense                                        $2,861
                                                                                     ======

    Since the end of the first quarter, management initiated a plan to eliminate 55 positions, or 8% of the company's workforce, by the end of the second quarter. These reductions will come as a result of consolidating backroom operations of recently acquired affiliates and a realignment of branch staffing throughout the company's branch system.

INCOME TAXES
    In the first quarter of 1993 the company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, resulting in a $10 thousand decrease in net income in that quarter. The company had income tax expense of $1.195 million in the first quarter of 1994, compared with $1.285 million in the comparable 1993 period, excluding the effect of adopting Statement 109. These represent effective tax rates of 33.3% and 28.0%, respectively.


BALANCE SHEET REVIEW
OVERVIEW
    Assets at March 31, 1994, totaled $1.340 billion, compared with $1.347 billion at December 31, 1993, and $1.111 billion a year ago. Average total assets increased $241 million (22%) over the past year to $1.337 billion. Average interest-earning assets increased $228 million (23%) to $1.237 billion. TFB-Pikeville contributed $190 million of the increase in average total assets and $178 million of the increase in average earning assets.

LOANS
    Total loans, net of unearned income, averaged $894 million in the first quarter of 1994, excluding mortgage loans held for sale of $34 million. For the comparable period in 1993, loans averaged $659 million, excluding the $21 million of mortgage loans held for sale. The company continues to experience strong loan growth throughout its markets, with particular strength in middle market commercial lending products. At March 31, 1994, loans net of unearned income (excluding mortgage loans held for sale) totaled $911 million, compared with $874 million at December 31, 1993, and $670 million a year ago. TFB-Pikeville's loan portfolio represents over half of the increase between March 31, 1993, and year-end 1993.

ASSET QUALITY
    With respect to asset quality, management considers three categories of assets to merit additional scrutiny. These categories include (a) loans which are currently nonperforming, (b) other real estate and loans classified as in-substance foreclosures (ISF), and (c) loans which are currently performing but which management believes require special attention.
    Nonperforming loans, which include non-accrual loans, accruing loans past due over 90 days and restructured loans, totaled $6.9 million at March 31, 1994, a decrease of $1.7 million from December 31, 1993, and virtually unchanged from the end of the first quarter of 1993. The ratio of nonperforming loans to total loans (net of unearned income) was .76% at March 31, 1994, compared with .99% at the end of 1993 and 1.03% a year ago. Nonperforming assets, which include nonperforming loans, other real estate, and loans classified as in-substance foreclosures, totaled $11.7 million at the end of 1994's first quarter. The ratio of nonperforming loans and other real estate to total assets decreased from 1.28% a year ago to .87% at March 31, 1994.
    The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under restructured terms and that yield a market rate of interest are removed from restructured status in the year following the restructure.

NONPERFORMING ASSETS
Dollars in thousands

                                                            MARCH 31               DECEMBER 31                 MARCH 31
                                                                1994                      1993                     1993
Nonaccrual loans                                            $  5,985                   $ 5,517                 $  5,139
Accruing loans which are contractually
  past due 90 days or more                                       886                     1,547                    1,235
Restructured loans                                                41                     1,591                      549
                                                            --------                   -------                 --------
Total nonperforming and restructured loans                     6,912                     8,655                    6,923
Other real estate and in-substance foreclosures                4,784                     4,694                    7,306
                                                            --------                   -------                 --------
Total nonperforming and restructured loans
  and other real estate                                     $ 11,696                   $13,349                 $ 14,229
                                                            ========                   =======                 ========
Nonperforming and restructured loans
  as a percentage of net loans                                   .76%                      .99%                    1.03%
Nonperforming and restructured loans and
  other real estate as a percentage of total assets              .87%                      .99%                    1.28%

    Two credit relationships account for $3 million, or 50%, of the March 31, 1994, nonaccrual balance. The first of these loans is to a manufacturing concern and is secured by commercial real estate and equipment. The loan has been on nonaccrual since 1992. During 1993, $775,000 of the loan balance was charged off, reducing the loan to its present balance of $1.5 million. Appropriate amounts have been specifically allocated in the evaluation of the allowance for loan losses for this credit exposure. The second loan was acquired in the TFB-Pikeville acquisition. It also has an outstanding principal balance of $1.5 million and is secured by commercial real estate. The borrower filed for Chapter 11 bankruptcy protection during the third quarter of 1993. The borrower resumed making payments to the company in the first quarter of 1994. Management believes that the existing credit exposure is adequately supported by the collateral value. The balance of the March 31, 1994, nonaccrual loans consists of various commercial and consumer loans, none of which individually exceeds $200,000.
    Other real estate and in-substance foreclosures at March 31, 1994, includes two properties with an aggregate book value of $3.5 million, or 73% of the outstanding balance. The first property was acquired through foreclosure in 1986 with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. In the third quarter of 1993, the company dissolved the joint venture and retained title to the property. Several parcels have been sold at a profit. The book value of the property at March 31, 1994, including development costs, was $1.8 million. Based on a recent appraisal of the property and previous sales experience, management does not anticipate any significant losses to be incurred on disposition. The second property included in other real estate and in-substance foreclosures is carried at a book value of $1.7 million and relates to a wood products manufacturing facility. The facility was closed in 1992 and is presently listed for sale with a commercial real estate firm. Based on an appraisal of the collateral, management is of the opinion that no significant loss will be incurred in the disposal of the collateral.
    As of March 31, 1994, the company had $6.4 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, management currently anticipates no significant losses will be incurred in connection with these loans. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
    The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At March 31, 1994, the allowance was $10.2 million, compared with $10.1 million at December 31, 1993, and $7.8 million at March 31, 1993. The allowance as a percentage of nonperforming loans - an indication of the relative ability to cover problem loans with existing reserves - increased from 113% at March 31, 1993, to 117% at year-end 1993 and to 148% at March 31, 1994. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at March 31, 1994, was 1.12%, compared with 1.16% at December 31, 1993, and 1.16% at the end of 1993's first quarter.
    The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within the company's market area. Additional allocations from the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.

SECURITIES, FEDERAL FUNDS SOLD AND RESALE AGREEMENTS
    Securities, including those classified as held to maturity and available for sale, increased from $292 million at March 31, 1993, to $302 million at year-end 1993, then declined slightly to $295 million at March 31, 1994. TFB-Pikeville provided an initial securities portfolio of $61 million, indicating a total decrease of $58 million from a year ago. Due to the declining rate environment over the past two years, the mortgage-backed securities portfolio experienced a high level of prepayments. To a large extent, the proceeds of these prepayments were invested in commercial, consumer loans and mortgages held for sale.
    Effective December 31, 1993, the company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale beginning December 31, 1993. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of tax).
    Federal funds sold and securities purchased under agreements to resell declined to $7.7 million at March 31, 1994, from $21.4 million at December 31, 1993, and $42.4 million a year ago, as the company used these liquid assets to fund loan growth.

DEPOSITS AND BORROWED FUNDS
    Total deposits averaged $1.139 billion in the first quarter of 1994, an increase of $172 million (18%) over the comparable 1993 period. Interest-bearing accounts increased $132 million (15%), while non-interest-bearing accounts increased $40 million (42%) over the past year. Substantially all of the increases are attributable to the TFB-Pikeville acquisition.
    Long-term debt averaged $50 million in the first quarter of 1994, an increase of $38 million from the first quarter of 1993. This increase is primarily due to the issuance of $33 million of 7.25% Subordinated Notes in a public offering during the third quarter of 1993. Average short-term borrowings, including federal funds purchased and repurchases, increased $26 million period to period, the result of a $15 million advance from the Federal Home Loan Bank to TFB-Tennessee in the third quarter of 1993, an additional $10 million FHLB advance during the first quarter of 1994 to fund additional loan growth, and a $10 million increase in average federal funds purchased and repurchases.

CAPITAL RESOURCES AND LIQUIDITY
    The company issued $33 million of 7.25% Subordinated Notes on September 16, 1993, in a public offering. The net proceeds were approximately $32 million, of which $12 million was used to repay debt incurred in the TFB-Pikeville transaction. The balance is available for general corporate purposes, including augmenting the capital of the banks, as needed, and financing possible future acquisitions.
    The company's capital ratios at March 31, 1994 and December 31, 1993 (calculated in accordance with regulatory guidelines) were as follows:

                                              MARCH 31,              DECEMBER 31,
                                               1994                      1993
Tier 1 risk based                              8.44%                     8.67%
    Regulatory minimum                         4.00%                     4.00%
Total risk based                              12.89%                    13.20%
    Regulatory minimum                         8.00%                     8.00%
Leverage                                       6.15%                     6.17%
    Regulatory minimum                         3.00%                     3.00%

    Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at March 31, 1994.
    In general, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements, and the issuance of long-term debt. The company's primary investing activities include purchases of securities and loan originations, offset by maturities and sales of securities, and loan payments.

ASSET/LIABILITY MANAGEMENT
    A primary objective of asset/liability management is to manage the company's exposure to interest-rate risk. The company's Asset/Liability Committee monitors and adjusts exposure to interest rates in response to economic conditions and the flow of loans and deposits, provides oversight to the asset/liability management process and approves policy guidelines.

Further, asset/liability activity is reviewed by the Board of Directors.
    An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. This dynamic model captures all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. The model combines the various factors affecting rate sensitivity into an earnings outlook that incorporates management's view of the most likely interest rate environment for the next 24 months. Rate sensitivity is determined by assessing the impact on net interest income in multiple rising and falling interest-rate scenarios. The model is updated at least monthly and more often if necessary.
    The simulation model provides a more dynamic assessment of interest-rate sensitivity than does a portrayal of the static interest-rate sensitivity gap, compiled as of a point in time. Static gap analysis does not reflect the multiple effects of interest rate movements on the whole range of assets, liabilities, and off-balance-sheet financial instruments. Moreover, in today's financial environment, which includes a complex array of both on- and off-balance-sheet financial instruments, static gap analysis does not provide the most comprehensive and informative disclosures about interest-rate risks.
    The model presents a sharper and more complete picture of the company's interest-rate sensitivity, which allows management to emphasize stable net interest income throughout rate cycles, with the result that intermediate and longer-term implications take precedence over short-term profitability.
    Because it includes significant variables identified as being affected by interest rates, the earnings simulation model provides better information to management. For example, among the factors the model captures which static gap analysis does not are: 1) rate of change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate barrier effects, such as caps or floors on loans; 4) changing balance sheet levels, such as loans and mortgage outstandings; 5) floating rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and 7) the effects of prepayments on various fixed rate assets such as residential mortgages, mortgage-backed securities, collateralized mortgage obligations, and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined. It should be noted, however, the model does not take into account future actions that could be undertaken to reduce this impact if there were a change in management's interest rate expectations or the actual level of interest rates.
    The model combines the pivotal factors that affect interest-rate sensitivity into a comprehensive outlook for the next 24 months. In assessing multiple rate scenarios, the following illustrates the effects on net interest income of varying rate environments compared to a consensus economic forecast (considered most likely). For example, in the most likely rate scenario, the company assumed that the federal funds rate and prime rate would increase gradually over the next year to 4.50% and 7.25%, respectively. Following is a summary of the assumptions used in the model at the end of the first quarter of 1994, along with the resultant projected impact on net interest income.

                                        MOST LIKELY        RISING           FLAT          DECLINING
Assumptions:
    Federal funds rate, March 1995        4.50%            6.20%            3.50%            3.00%
    Prime rate, March 1995                7.25%            8.50%            6.25%            5.65%
Increase (decrease) in net interest
    income                                 -0-%            1.41%           (2.33)%          (2.34)%

    Management concluded that the company is asset sensitive at March 31, 1994, which indicates that in a uniformly rising rate environment the company's net interest income will be impacted positively.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
    In the ordinary course of operations, the company and its subsidiaries are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened in which an adverse decision could result in a material adverse change in the business or consolidated financial position of the company.

ITEM 2 AND 3.
    No information is required to be filed for these items.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    The registrant's 1994 Annual Meeting of Shareholders was held April 25, 1994. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                                       VOTES FOR                    VOTES WITHHELD
         J. David Francis                              6,872,895                           238,070
         Roy E. Gaddie                                 7,051,703                            59,262
         C.C. Howard Gray                              7,062,456                            48,509
         Carroll Knicely                               7,063,331                            47,634
         C. Cecil Martin                               7,049,179                            61,786
         Frank Mastrapasqua                            7,059,724                            51,241
         Joseph I. Medalie                             7,058,227                            52,738
         Thomas R. Wallingford                         6,885,063                           225,902

    A proposal (Proposal II) to approve the Trans Financial Bancorp, Inc. 1994 Stock Option Plan was approved by a vote of the majority of the outstanding shares of the registrant's common stock. 6,251,285 shares were voted in favor of the proposal; 750,210 were voted against; and 150,006 abstained.
    A proposal (Proposal III) to amend Article VI of the Articles of Incorporation to increase from 25,000,000 to 50,000,000 the number of authorized shares of common stock was approved by a vote of the majority of the outstanding shares of the registrant's common stock. 6,540,636 shares were voted in favor of the proposal; 564,931 were voted against; and 45,934 abstained.
    The total number of shares of common stock outstanding as of March 1, 1994, the record date of the Annual Meeting of Shareholders, was 8,804,703.

ITEM 5. OTHER INFORMATION
    No information is required to be filed for this item.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  (a) Exhibits
      The exhibits listed on the Exhibit Index on pages 19 through 20 of this Form 10-Q are filed as a part of this report.

  (b) Reports on Form 8-K
      The registrant filed on January 10, 1994, a report on Form 8-K dated December 27, 1993, reporting the Agreement and Plan of Reorganization and related Plan of Merger between the registrant and Peoples Financial Services, Inc. The following consolidated financial statements of Peoples Financial Services, Inc., notes related thereto and report of independent auditors thereon were filed as a part of the report:
           1.  Independent Auditors' Report;
           2.  Consolidated Balance Sheets as of December 31, 1992 and 1991;
           3. Consolidated Statements of Earnings for the years ended December 31, 1992, 1991 and 1990;
           4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1992, 1991 and 1990;
           5. Consolidated Statements of Cash Flows for the years ended December 31, 1992, 1991 and 1990;
           6.  Notes to Consolidated Financial Statements;
           7. Consolidated Balance Sheet as of September 30, 1993 (unaudited) and December 31, 1992 (unaudited);
           8. Consolidated Statements of Operations for the three months ended September 30, 1993 and 1992 (unaudited) and the nine months ended September 30, 1993 and 1992 (unaudited);
           9. Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 1993 and 1992 (unaudited);

           10. Consolidated Statements of Cash Flows for the nine months ended September 30, 1993 and 1992 (unaudited);
           11. Notes to Consolidated Financial Statements.
      The following consolidated financial statements of Citizens Federal Savings Bank, notes related thereto and report of independent auditors thereon were filed as a part of the report:
           12. Independent Auditors' Report;
           13. Consolidated Balance Sheets as of December 31, 1992 and 1991;
           14. Consolidated Statements of Operations for the years ended December 31, 1992, 1991 and 1990;
           15. Consolidated Statements of Retained Earnings for the years ended December 31, 1992, 1991 and 1990;
           16. Consolidated Statements of Cash Flows for the years ended December 31, 1992, 1991 and 1990;
           17. Notes to Consolidated Financial Statements;


      The registrant filed on February 18, 1994, a report on Form 8-K dated January 28, 1994 reporting the execution of an Agreement and Plan of Reorganization and related Plan of Merger between the registrant and FGC Holding Company. The following consolidated financial statements of FGC Holding Company., notes related thereto and report of independent auditors thereon were filed as a part of the report:
           1.  Independent Auditors' Report;
           2.  Consolidated Balance Sheet as of December 31, 1992;
           3. Consolidated Statement of Income for the year ended December 31, 1992;
           4. Consolidated Statement of Changes in Stockholders' Equity for the year ended December 31, 1992;
           5. Consolidated Statement of Cash Flows for the year ended December 31, 1992;
           6.  Notes to Consolidated Financial Statements;
           7.  Consolidated Balance Sheet as of September 30, 1993 (unaudited);
           8. Consolidated Statement of Income for the period ended September 30, 1993 (unaudited).


      The registrant filed on March 2, 1994, a report on Form 8-K dated
      February 15, 1994, reporting the merger of Kentucky Community Bancorp, Inc. with and into the registrant. The following consolidated financial statements of Kentucky Community Bancorp, Inc., notes related thereto and report of independent auditors thereon were filed as a part of the report:
           1.  Independent Auditors' Report;
           2.  Consolidated Balance Sheets as of December 31, 1992 and 1991;
           3. Consolidated Statements of Income for the years ended December 31, 1992, 1991 and 1990;
           4. Consolidated Statements of Stockholders' Equity for the years ended December 31, 1992, 1991 and 1990;
           5. Consolidated Statements of Cash Flows for the years ended December 31, 1992, 1991 and 1990;
           6.  Notes to Consolidated Financial Statements;
           7. Condensed Consolidated Balance Sheet as of September 30, 1993 (unaudited);
           8. Condensed Consolidated Income Statements for the periods ended September 30, 1993 and 1992 (unaudited);
           9. Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 1993 and 1992 (unaudited); and
          10. Notes to Condensed Consolidated Financial Statements (unaudited). The following pro forma consolidated financial statements of Trans Financial Bancorp, Inc. and notes related thereto were filed as a part of the report:
           1. Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1993 (unaudited);
           2. Pro Forma Condensed Consolidated Income Statement for the nine months ended September 30, 1993 (unaudited);
           3. Pro Forma Condensed Consolidated Income Statement for the year ended December 31, 1992 (unaudited);
           4. Pro Forma Condensed Consolidated Income Statement for the year ended December 31, 1991 (unaudited);
           5. Pro Forma Condensed Consolidated Income Statement for the year ended December 31, 1990 (unaudited);
           6. Notes to Pro Forma Condensed Consolidated Financial Statements (unaudited).
      The following exhibits were filed as a part of the report:
        99(a)  Supplemental Consolidated Financial Statements of Trans
               Financial Bancorp, Inc. as of December 31, 1992 and 1991 and for the years ended December 31, 1992, 1991 and 1990, related notes thereto and report of independent auditors thereon.
        99(b) Trans Financial Bancorp, Inc. and subsidiaries Supplemental Consolidated Balance Sheets as of September 30, 1993 and
               December 31, 1992 (unaudited); Supplemental Consolidated Statements of Income for the nine months ended September 30, 1993 and 1992 (unaudited); Supplemental Consolidated
               Statements of Income for the three months ended September 30, 1993 and 1992 (unaudited); Supplemental Consolidated
               Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1993 (unaudited); Supplemental Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1992 (unaudited); and Supplemental Consolidated Statements of Cash Flows for the nine months ended September 30, 1993 and 1992 (unaudited).

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Trans Financial Bancorp, Inc.
                                                ----------------------------
                                                         (Registrant)



                                                Principal Executive Officer:


Date: May 16, 1994
                                                /s/ Douglas M. Lester
                                                --------------------------------
                                                Douglas M. Lester
                                                Chairman of the Board, President
                                                and Chief Executive Officer


                                                Principal Financial Officer:


Date: May 16, 1994
                                                /s/ Vince A. Berta
                                                --------------------------------
                                                Vince A. Berta
                                                Executive Vice President
                                                and Chief Financial Officer

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

  4(b) Bylaws of the registrant, as amended, are incorporated by reference to Exhibit 4(b) of the registrant's report on Form 10-K for the year ended December 31, 1993.

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

  10(l)    Share Exchange Agreement dated March 25, 1993 between Trans
           Financial Bancorp, Inc. and Trans Kentucky Bancorp is incorporated by reference to Exhibit 1 of the registrant's Report on Form 8-K dated April 8, 1993.

  10(m)    Loan Agreement dated as of July 6, 1993 between First Tennessee Bank
           National Association and Trans Financial Bancorp, Inc. is incorporated by reference to Exhibit 10(p) to the Registration
           Statement on Form S-2 of the registrant (File No. 33-67686).

  10(n)    Underwriting Agreement dated as of September 9, 1993 among Morgan
           Keegan & Company, Inc., J.C. Bradford and Company, and Trans
           Financial Bancorp, Inc. incorporated by reference to Exhibit (1) to Registration Statement on Form S-2 of the registrant (File No.
           33-67686).

  10(o)    Subordinated Note dated as of September 16, 1993, by Trans Financial
           Bancorp, Inc. is incorporated by reference to Exhibit 1 to Registration Statement on Form S-2 of the registrant (File No.
           33-67686).

  10(p) Agreement and Plan of Reorganization dated November 9, 1993, as amended January 6, 1994, among Trans Financial Bancorp, Inc., Trans
           Financial Acquisition Corporation and Kentucky Community Bancorp,
           Inc. is incorporated by reference to Exhibit 2 to the Registration
           Statement on Form S-4 of the registrant (File No. 33-51575).

  10(q)    Agreement and Plan of Reorganization and Plan of Merger dated
           December 27, 1993 between Trans Financial Bancorp, Inc. and Peoples
           Financial Services, Inc. is incorporated by reference to Exhibit 2 of the registrant's Report on Form 8-K dated January 10, 1994.

  10(r)    Agreement and Plan of Reorganization and Plan of Merger dated
           January 28, 1994 between Trans Financial Bancorp, Inc. and FGC
           Holding Company is incorporated by reference to Exhibits 2(a) and 2(b) of the registrant's Report on Form 8-K dated February 18, 1994.

  11       Statement Regarding Computation of Per Share Earnings  . . . . .                     21



* Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.