Form 10-Q
period 1994-06-30
TRANS FINANCIAL BANCORP INC
filed 1994-08-12
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    Form 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                     of 1934

For the quarter ended June 30, 1994        Commission File Number 0-13030



                          Trans Financial Bancorp, Inc.
             (Exact name of registrant as specified in its charter)



         Kentucky                                    61-1048868
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)


500 East Main Street, Bowling Green, Kentucky          42101
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code: (502)781-5000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



The number of shares outstanding of the issuer's class of common stock on August 8, 1994: 10,125,099 shares.



The Exhibit Index is on page 21. This filing contains 23 pages (including this facing sheet).

                         Part I - Financial Information





Item 1. Financial Statements

 Consolidated Balance Sheets
 In thousands, except share data
                                               June 30  December 31     June 30
                                                  1994         1993        1993
 Assets
 Cash and due from banks                    $   68,843   $   60,532  $   46,085
 Interest bearing deposits with banks              196        3,193       2,182
 Federal funds sold and
    resale agreements                           56,991       26,778      10,412
 Mortgage loans held for sale                   11,896       45,178      35,886
 Securities available for sale (amortized
    cost of $228,004 as of June 30, 1994
    and $244,821 as of December 31, 1993;
    and market value of $49,743 as of
    June 30, 1993)                             221,488      245,994      48,660
 Securities held to maturity (market
    value of $75,425 as of June 30, 1994;
    $93,242 as of December 31, 1993;
    and $270,164 as of June 30, 1993)           77,066       91,345     264,606
 Loans, net of unearned income                 990,011      941,914     773,723
 Less allowance for loan losses                 11,582       11,125       8,877
    Net loans                                  978,429      930,789     764,846
 Premises and equipment, net                    34,346       31,578      26,406
 Other assets                                   36,506       34,013      34,124
    Total assets                            $1,485,761   $1,469,400  $1,233,207
 Liabilities and Shareholders' Equity
 Deposits:
    Non-interest bearing                    $  158,004   $  154,849  $  115,081
    Interest bearing                         1,101,903    1,108,855     961,518
    Total deposits                           1,259,907    1,263,704   1,076,599
 Fed funds purchased and
    repurchase agreements                       39,800       29,704      32,555
 Other short-term borrowings                    43,047       15,000           -
 Long-term debt                                 36,973       49,721      17,282
 Other liabilities                               6,438        9,842      10,195
    Total liabilities                        1,386,165    1,367,971   1,136,631
 Shareholder's equity:
    Preferred stock                                  -            -           -
    Common stock, no par value. Authorized
       25,0000,000 shares; issued and
       outstanding 10,123,019; 10,099,702;
       and 10,066,311 shares, respectively      18,981       18,937      18,875
    Additional paid-in capital                  42,959       42,725      42,350
    Retained earnings                           45,869       42,910      39,361
    Unrealized net gain (loss) on
       securities available for sale,
       net of tax                              (4,240)          718           -
    Unrealized loss on marketable
       equity securities                             -            -       (138)
    Employee Stock Ownership Plan shares
       purchased with debt                     (3,973)      (3,861)     (3,872)
    Total shareholders' equity                  99,596      101,429      96,576
    Total liabilities
      and shareholders' equity              $1,485,761   $1,469,400  $1,233,207

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 In thousands, except per share data
                                             Three Months          Six Months
 For the periods ended June 30               1994      1993      1994      1993
 Interest income
   Loans, including fees                  $21,251   $16,572   $40,735   $32,396
   Federal funds sold and resale
     agreements                                90       127       199       448
   Securities                               4,574     5,062     9,399    10,507
   Interest-bearing deposits with banks         5        18        12        57
   Total interest income                   25,920    21,779    50,345    43,408
 Interest expense
   Deposits                                 9,319     9,076    18,584    18,497
   Federal funds purchased
     and repurchase agreements                249       151       452       319
   Long-term debt and other
     borrowings                             1,008       201     1,896       396
   Total interest expense                  10,576     9,428    20,932    19,212
 Net interest income                       15,344    12,351    29,413    24,196
   Provision for loan losses                  574       614     1,012     1,210
 Net interest income after
   provision for loan losses               14,770    11,737    28,401    22,986
 Non-interest income
   Service charges on deposit accounts      1,834     1,445     3,458     2,710
   Loan servicing fees                        689       499     1,294     1,087
   Gains on sales of securities
     available for sale, net                   36         6       135     1,057
   Gains (losses) on sales of mortgage
     loans held for sale, net               (264)       246     (172)       610
   Trust services                             315       274       622       537
   Brokerage fees                             266       138       536       345
   Other                                      907       764     1,920     1,521
   Total non-interest income                3,783     3,372     7,793     7,867
 Non-interest expenses
   Compensation and benefits                6,083     4,844    12,195     9,587
   Net occupancy expense                      856       875     1,879     1,823
   Furniture and equipment expense          1,199       923     2,315     1,703
   Deposit insurance                          738       553     1,491     1,108
   Professional fees                        1,015       633     1,733     1,247
   Postage, printing & supplies               848       618     1,645     1,203
   Communications                             258       364       509       585
   Other                                    3,115     2,362     5,896     4,529
   Total non-interest expenses             14,112    11,172    27,663    21,785
 Income before income taxes and
   cumulative effect of change
   in accounting principle                  4,441     3,937     8,531     9,068
 Income tax expense                         1,491     1,311     2,924     2,804
 Income before cumulative effect
   of change in accounting principle        2,950     2,626     5,607     6,264
 Cumulative effect of change in
   accounting principle                         -         -         -       296
 Net income                                $2,950    $2,626    $5,607    $6,560
 Primary earnings per share                 $0.29     $0.26     $0.55     $0.64
 Fully-diluted earnings per share           $0.29     $0.26     $0.55     $0.64

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders' Equity
 In thousands, except per share data

 For the six  months ended June 30                               1994      1993

 Beginning balance                                           $101,429   $90,641
   Net income                                                   5,607     6,560
   Issuance of common stock                                       279     1,335
   Cash dividends declared                                    (2,649)   (1,985)
   Change in unrealized gain (loss) on
     securities available for sale and
     marketable equity securities,
     net of taxes                                             (4,958)        25
   ESOP debt reduction                                            140         -
   ESOP shares purchased with debt                              (252)         -
 Ending balance                                              $ 99,596   $96,576

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
 In thousands, except per share data
 For the six months ended June 30                                1994      1993

 Cash flows from operating activities:
 Net income                                                  $  5,607  $  6,560
 Adjustments to reconcile net income to cash
   provided be operating activities:
     Provision for loan losses                                  1,012     1,210
     Gains on sales of securities available for sale            (135)   (1,057)
     Losses(gains) on sales of mortgage loans
       held for sale, net                                         172     (610)
     Gain on sale of premises and equipment                     (193)         -
     Depreciation, amortization and accretion, net              3,785     2,438
 Proceeds from sale of mortgage loans held for sale           143,651    66,111
 Originations of mortgage loans held for sale                (110,541)  (76,390)
 Decrease (increase) in other assets                          (2,418)       405
 Increase (decrease) in other liabilities                       (673)     1,047
   Net cash provided by operating activities                   40,267     (286)

 Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits
   with banks                                                   2,997     9,274
 Net decrease (increase) in federal funds sold
   and resale agreements                                     (30,213)    54,516
 Proceeds from sales of securities available for sale           6,989    48,444
 Proceeds from maturities, prepayment and call of securities:
   Available for sale                                          45,551         -
   Held to maturity                                            11,640    39,712
 Purchases of securities:
   Available for sale                                        (19,238)   (4,688)
   Held to maturity                                          (14,809)  (64,277)
 Net increase in loans                                       (49,431)  (60,402)
 Purchases of premises and equipment                          (5,443)   (3,232)
 Proceeds from disposals of premises and equipment                885     1,797
   Net cash provided by (used in) investing activities       (51,072)    21,144

 Cash flows from financing activities:
 Net increase (decrease) in deposits                          (3,797)  (36,753)
 Net increase (decrease) in federal funds purchased
   and repurchase agreements                                   10,096     5,562
 Net increase (decrease) in other short-term borrowings        18,047     (600)
 Repayment of long-term debt                                  (2,860)     (179)
 Proceeds from issuance of long-term debt                           -
 Proceeds from issuance of common stock                           279     1,335
 Dividends paid                                               (2,649)   (1,985)
   Net cash provided by (used in) financing activities         19,116  (32,620)
 Net decrease in cash and cash equivalents                      8,311  (11,762)
 Cash and cash equivalents at beginning of year                60,532    57,847
 Cash and cash equivalents at end of period (note 4)         $ 68,843  $ 46,085

 See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.
  The accounting and reporting policies of Trans Financial Bancorp, Inc. and its subsidiaries ("the company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial Bancorp, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1993 annual report to shareholders.


(2) Allowance for Loan Losses
  An analysis of the changes in the allowance for loan losses follows:

 In thousands, except per share data
 For the Six Months Ended June 30                                1994      1993

 Balance at beginning of year                                 $11,125    $8,439
   Provision for loan losses                                    1,012     1,210
   Loans charged off                                            (779)     (986)
   Recoveries of loans previously charged off                     224       214
   Net charge-offs                                              (555)     (772)
 Balance at end of period                                     $11,582    $8,877


(3) Business Combinations
 a) Combinations consummated through June 30, 1994
   On February 15, 1994, Trans Financial merged with Kentucky Community Bancorp. Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. Under the terms of the merger all shares of KCB common stock outstanding were converted into 1,374,962 shares of Trans Financial common stock.
   On April 22, 1994, Trans Financial merged with Peoples Financial Services, Inc. ("PFS") of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands and Citizens Federal Savings Bank, with combined assets of approximately $120 million. Under the terms of the merger all shares of PFS common stock outstanding were converted into 1,302,254 shares of common stock of the company. These two transactions have been accounted for as poolings of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.

 b) Pending Business Combination
   On January 28, 1994, Trans Financial entered into a definitive agreement providing for the acquisition of 100% of FGC Holding Company ("FGC"), in an all stock transaction. FGC, headquartered in the eastern Kentucky community of Martin, is a one bank holding company for First Guaranty National Bank, with approximately $124 million in assets. Under the terms of the agreement, FGC shareholders will receive 419.83 shares of common stock of the company for each share of FGC common stock or a total of approximately 1,050,000 shares. It is anticipated that the transaction will constitute a tax free reorganization and qualify for the pooling of interests method of accounting. The transaction is expected to close during the third quarter of 1994.


(4) Statement of Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Certain non-cash investing and financing transactions are summarized as follows:

  Six months ended June 30 (Dollars in thousands)        1994            1993
  Securities transferred from held to maturity
     to available for sale                             $17,315         $39,808
  Increase in unrealized loss on securities
     available for sale, net of tax                      4,958              25
  Loans transferred to other real estate                   744             356
  Reclassification of debt from long-term
     to short-term                                      10,000               -
  Debt transactions of Employee Stock
     Ownership Plan (net)                                  112               -


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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
   Trans Financial Bancorp, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, and a savings and loan holding company registered under the Home Owners' Loan Act. The company has three subsidiary banks - Trans Financial Bank, N.A., headquartered in Bowling Green, Kentucky, Trans Financial Bank, located in Pikeville, Kentucky ("TFB-Pikeville"), and Trans Financial Bank Tennessee, National Association (formerly known as Peoples Bank and Trust of the Cumberlands ["Peoples Bank"]), headquartered in Cookeville, Tennessee. As of June 30, 1994, the company had three thrift subsidiaries - Trans Financial Bank, FSB, located in Russellville, Kentucky, Trans Financial Bank of Tennessee, FSB, headquartered in Tullahoma, Tennessee ("TFB-Tennessee"), and Citizens Federal Savings Bank, located in Rockwood, Tennessee ("Citizens"). On July 29, 1994, Citizens was merged into TFB-Tennessee. Collectively, these six institutions are referred to in this discussion as "the banks."
   The company had total consolidated assets of $1.486 billion on June 30, 1994. Loans totaled $990 million on that date, deposits were $1.260 billion and shareholders' equity was $100 million.
   On July 6, 1993, in a transaction accounted for as a purchase, the company acquired Trans Kentucky Bancorp, Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville. At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $207.2 million, net loans of $107.6 million and total deposits of $163.9 million. The aggregate cost, including consideration and acquisition costs, totaled $18.8 million. Because this acquisition was accounted for under the purchase method, results of operations prior to the acquisition date have not been included in the company's results of operations. Therefore, ratios or analyses for periods before and after that date will not be comparable.
  On February 15, 1994, Trans Financial merged with KCB, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. Under the terms of the merger all shares of KCB common stock outstanding were converted into 1,374,962 shares of Trans Financial common stock.
   On April 22, 1994, Trans Financial merged with PFS, the holding company for Peoples Bank and Citizens, with combined assets of approximately $120 million. Under the terms of the merger all shares of PFS common stock outstanding were converted into 1,302,254 shares of Trans Financial common stock. These two transactions have been accounted for as poolings of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented. See Note 3 to the consolidated financial statements for additional information regarding business combinations.
  The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

Results of Operations
Overview
    For the three months ended June 30, 1994, the company's net income increased 12%, from $2.6 million, or $.26 per share, to $2.9 million, or $.29 per share, as compared to the second quarter of 1993. Results for the second quarter produced an annualized return on assets of 0.81% and a return on average equity of 11.70%, compared with returns of 0.85% and 10.91%, respectively, for the comparable period of 1993. For the first six months, net income decreased from $6.6 million in 1993 to $5.6 million in 1994. The first half of 1993, however, included $1.1 million in gains on sales of securities and a $296 positive adjustment for the cumulative effect of adopting Statement of Financial
Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Securities gains recognized in the first half of 1994 totaled $135 thousand. Excluding the after-tax effect of these items from both periods, first half net income decreased 1% from a year ago.

Net Interest Income
   Net interest income totaled $15.3 million in the second quarter of 1994, compared with $12.4 million in the comparable 1993 period - a 21% increase. Net interest margin for the second quarter also increased from the prior year, to 4.57% from 4.36%, reflecting a more favorable mix of earning assets, primarily due to loan growth. In addition, recent increases in the prime lending rate have had a positive impact on net interest margin, since approximately $500 million of the company's commercial and consumer loans are tied to the prime rate. At the same time, while rates on earning assets have risen, increases in the company's funding costs have been minimal.

 Average Consolidated Balance Sheets and Net Interest Analysis

 For the three months ended June 30
 Dollars in thousands
                                                        1994                           1993
                                            Average             Average     Average           Average
                                            Balance               Rate      Balance             Rate
                                                      Interest                       Interest
 Assets:
 Interest-earning assets:
   Securities                              $  314,898  $ 4,574     5.83%  $  325,500 $ 5,062     6.24%
   Federal funds sold
     and resale agreements                      7,029       90     5.14%      18,210     127     2.80%
   Interest-bearing deposits with banks           197        5    10.18%       2,685      18     2.69%
   Loans, net of unearned income            1,023,313   21,251     8.33%     789,143  16,572     8.42%
 Total interest-earning assets /
   interest income                          1,345,437   25,920     7.73%   1,135,538  21,779     7.69%
 Non-interest-earning assets:
   Cash and due from banks                     59,516                         45,744
   Premises and equipment                      32,948                         27,041
   Other assets                                26,462                         24,245
 Total assets                              $1,464,363                     $1,232,568

 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand                 $135,139      753     2.23%    $105,399     610     2.32%
     Savings deposits                         143,633      997     2.78%     100,845     702     2.79%
     Money market accounts                     50,902      322     2.54%      51,256     352     2.75%
     TransPlus (SuperNOW)                      91,849      537     2.35%      83,926     546     2.61%
     Certificates of deposit                  586,568    5,751     3.93%     538,666   5,834     4.34%
     Other time deposits                       90,494      959     4.25%      92,502   1,032     4.47%
     Total interest-bearing deposits        1,098,585    9,319     3.40%     972,594   9,076     3.74%
 Federal funds purchased
   and repurchase agreements                   35,657      249     2.80%      25,809     151     2.35%
 Long-term debt and
   and other borrowings                        74,799    1,008     5.41%      22,293     201     3.62%
   Total borrowed funds                       110,456    1,257     4.56%      48,102     352     2.94%
 Total interest-bearing liabilities /
   interest expense                         1,209,041   10,576     3.51%   1,020,696   9,428     3.70%
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits              147,046                        112,810
   Other liabilities                            7,155                          2,519
   Total liabilities                        1,363,242                      1,136,025
 Shareholders' equity                         101,121                         96,543
 Total liabilities
   and Shareholders' Equity                $1,464,363                     $1,232,568

 Net interest-rate spread                                          4.22%                         3.99%
 Impact of non-interest bearing sources                            0.35%                         0.37%
 Net interest income /
   margin on interest-earning assets                   $15,344     4.57%             $12,351     4.36%

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

   For the first six months of 1994, net interest income totaled $29.4 million, compared with $24.2 million in the comparable 1993 period - a 21% increase. The company's net interest margin for the first half increased 7 basis points from the prior year, to 4.40% from 4.33%.

 Average Consolidated Balance Sheets and Net Interest Analysis

 For the six months ended June 30
 Dollars in thousands
                                                        1994                           1993
                                           Average              Average     Average           Average
                                           Balance                Rate      Balance             Rate
                                                      Interest                       Interest
 Assets:
 Interest-earning assets:
   Securities                              $  326,088  $ 9,399     5.81%  $  324,248 $10,507     6.53%
   Federal funds sold
     and resale agreements                      9,698      199     4.14%      30,003     448     3.01%
   Interest-bearing deposits with banks           274       12     8.83%       3,129      57     3.67%
   Loans, net of unearned income            1,010,649   40,735     8.13%     768,436  32,396     8.50%
 Total interest-earning assets /
   interest income                          1,346,709   50,345     7.54%   1,125,816  43,408     7.78%
 Non-interest-earning assets:
   Cash and due from banks                     58,463                         45,210
   Premises and equipment                      32,353                         26,015
   Other assets                                24,245                         24,506
 Total assets                              $1,461,770                     $1,221,547

 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand                 $135,003   $1,503     2.25%    $106,049  $1,245     2.37%
     Savings deposits                         143,223    1,976     2.78%      99,938   1,429     2.88%
     Money market accounts                     52,381      655     2.52%      51,270     720     2.83%
     TransPlus (SuperNOW)                      93,695    1,092     2.35%      82,659   1,122     2.74%
     Certificates of deposit                  583,140   11,487     3.97%     538,109  11,848     4.44%
     Other time deposits                       91,447    1,871     4.13%      93,040   2,133     4.62%
     Total interest-bearing deposits        1,098,889   18,584     3.41%     971,065  18,497     3.84%
 Federal funds purchased
   and repurchase agreements                   34,025      452     2.68%      24,029     319     2.68%
 Long-term debt and
   and other borrowings                        71,107    1,896     5.38%      18,032     396     4.43%
   Total borrowed funds                       105,132    2,348     4.50%      42,061     715     3.43%
 Total interest-bearing liabilities /
   interest expense                         1,204,021   20,932     3.51%   1,013,126  19,212     3.82%
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits              148,295                        106,890
   Other liabilities                            8,221                          7,428
   Total liabilities                        1,360,537                      1,127,444
 Shareholders' equity                         101,233                         94,103
 Total Liabilities
   and Shareholders' Equity                $1,461,770                     $1,221,547

 Net interest-rate spread                                          4.03%                         3.96%
 Impact of non-interest bearing sources                            0.37%                         0.37%
 Net interest income /
   margin on interest-earning assets                   $29,413     4.40%             $24,196     4.33%

Analysis of Changes in Net Interest Income
   The following tables show changes in interest income and interest expense resulting from changes in volume and interest rates for the three-month period ended June 30, 1994 as compared to the same period in 1993, and for the six-month period ended June 30, 1994 as compared to the first half of 1993. Approximately $1.9 million and $3.8 million, respectively, of the increases in net interest income for the second quarter and six-month periods represent the effect of the TFB-Pikeville acquisition. Substantially all of these amounts are reflected in these two tables as changes due to volume.

 Second Quarter 1994 vs. 1993                      Increase (decrease)
                                               in interest income and expense
 In thousands                                      due to changes in:
                                                    Volume     Rate     Total
 Interest-earning assets:
 Loans                                               $4,865    $(186)    $4,679
 Securities                                           (161)     (327)     (488)
 Federal funds sold
   and resale agreements                              (106)        69      (37)
 Interest-bearing deposits with banks                  (28)        15      (13)
 Total interest-earning assets                        4,570     (429)     4,141

 Interest-bearing liabilities:
 Interest-bearing demand                                166      (23)       143
 Savings deposits                                       297       (2)       295
 Money market accounts                                  (2)      (28)      (30)
 TransPlus (SuperNOW)                                    49      (58)       (9)
 Certificates of deposit                                495     (578)      (83)
 Other time deposits                                   (22)      (51)      (73)
 Total interest-bearing deposits                        983     (740)       243
 Federal funds purchased
   and repurchase agreements                             65        33        98
 Long-term debt and
   and other borrowings                                 667       140       807
 Total borrowed funds                                   732       173       905
 Total interest-bearing liabilities                   1,715     (567)     1,148
 Increase (decrease)
   in net interest income                            $2,855     $ 138    $2,993

The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of change in each.

 Six Months 1994 vs. 1993                          Increase (decrease)
                                              in interest income and expense
 In thousands                                      due to changes in:
                                                   Volume     Rate      Total
 Interest-earning assets:
 Loans                                               $9,817  $(1,478)    $8,339
 Securities                                              59   (1,167)   (1,108)
 Federal funds sold
   and resale agreements                              (376)       127     (249)
 Interest-bearing deposits with banks                  (81)        36      (45)
 Total interest-earning assets                        9,419   (2,482)     6,937

 Interest-bearing liabilities:
 Interest-bearing demand                                325      (67)       258
 Savings deposits                                       599      (52)       547
 Money market accounts                                   15      (80)      (65)
 TransPlus (SuperNOW)                                   140     (170)      (30)
 Certificates of deposit                                945   (1,306)     (361)
 Other time deposits                                   (36)     (226)     (262)
 Total interest-bearing deposits                      1,988   (1,901)        87
 Federal funds purchased
   and repurchase agreements                            133         -       133
 Long-term debt and
   and other borrowings                               1,398       102     1,500
 Total borrowed funds                                 1,531       102     1,633
 Total interest-bearing liabilities                   3,519   (1,799)     1,720
 Increase (decrease)
   in net interest income                            $5,900    $(683)    $5,217


 Provision for Loan Losses
   The provision for loan losses was $574 thousand (.23% of average loans, on an annualized basis, excluding mortgage loans held for sale) in the second quarter of 1994, compared with $614 thousand (.32% of average loans) in the second quarter of 1993. Net loan charge-offs were $259 thousand (.10% of average loans) for the three months ended June 30, 1994, and $501 thousand (.26% of average loans) for the comparable period in 1993.
   For the first six months of 1994, the provision for loan losses was $1.012 million (.21% of average loans), compared with $1.210 million (.33% of average loans) in the first half of 1993. Net loan charge-offs were $555 thousand (.11% of average loans) for the first half of 1994, compared with $772 thousand (.21% of average loans) for the comparable 1993 period.
   The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this review.

Non-Interest Income
   Non-interest income for the first six months of 1994 decreased $74 thousand over the first half of 1993. For the second quarter of 1994, non-interest income increased $411 thousand over the second quarter of 1993. These changes were primarily due to (in thousands):

  Increase (decrease)                             Six           Second
                                                 Months         Quarter
  o  The TFB-Pikeville acquisition                $661            $370
  Excluding TFB-Pikeville:
     Increase (decrease) in gains on sales
       of securities                              (923)             29
  o  Lower gains on sales of mortgage loans       (782)           (510)
  o  Increased service charges on deposit accounts 328             170
  o  Increase in loan servicing fees               214             193
  o  Increase in brokerage fees                    189             127
  o  Increase in trust fees                         77              38
  o  All other, net                                162              (6)
     Net increase(decrease)
        in non-interest income                   $ (74)          $ 411

Non-Interest Expenses
  Non-interest expenses increased $5.9 million for the first six months of 1994, compared to the first half of 1993. For the second quarter of 1994, non-interest expenses were up $2.9 million over the second quarter of 1993. These changes were primarily due to (in thousands):

  Increase (decrease)                             Six           Second
                                                 Months         Quarter
  o  The TFB-Pikeville acquisition               $3,128          $1,608
  Excluding TFB-Pikeville:
  o  Increased compensation and benefits          1,112             486
  o  Increase in postage, printing
      and supplies expenses                         349             186
  o  Increase in professional fees                  254             257
  o  Increase (decrease) in  occupancy,
      furniture & equipment expenses                214              (3)
  o  Increase in deposit insurance expense          188              89
  o  All other, net                                 633             317
     Net increase in non-interest expense        $5,878          $2,940

   During the second quarter, management initiated a plan to eliminate 55 positions, or 8% of the company's workforce. These reductions will come as a result of consolidating backroom operations of recently acquired affiliates and a realignment of branch staffing throughout the company's branch system.

Income Taxes
   The company adopted effective January 1, 1993, SFAS 109, resulting in a $296 thousand increase in net income in the first quarter of that year. Income tax expense totaled $2.924 million in the first half of 1994, compared with $2.804 million in the comparable 1993 period, excluding the effect of adopting Statement 109. These represent effective tax rates of 34.3% and 30.9%, respectively.


Balance Sheet Review
Overview
   Assets at June 30, 1994, totaled $1.486 billion, compared with $1.469 billion at December 31, 1993, and $1.233 billion a year ago. Average total assets for the second quarter increased $232 million (19%) over the past year to $1.464 billion. Average interest-earning assets increased $210 million (18%) to $1.345 billion. TFB-Pikeville contributed $188 million of the increase in average total assets and $178 million of the increase in average earning assets.

Loans
   Total loans, net of unearned income, averaged $1.002 billion in the second quarter of 1994, excluding mortgage loans held for sale of $22 million. For the comparable period in 1993, loans averaged $760 million, excluding the $29 million of mortgage loans held for sale. The company continues to experience strong loan growth throughout its markets, with particular strength in middle market commercial lending products. At June 30, 1994, loans net of unearned income (excluding mortgage loans held for sale) totaled $990 million, compared with $942 million at December 31, 1993, and $774 million a year ago. TFB-Pikeville's loan portfolio represents 58% of the increase between June 30, 1993, and June 30, 1994.

Asset Quality
  With respect to asset quality, management considers three categories of assets to merit additional scrutiny. These categories include (a) loans which are currently nonperforming, (b) other real estate and loans classified as in-substance foreclosures (ISF), and (c) loans which are currently performing but which management believes require special attention.
   Nonperforming loans, which include non-accrual loans, accruing loans past due over 90 days and restructured loans, totaled $9.1 million at June 30, 1994, virtually unchanged from December 31, 1993, and up $1.0 million from the end of the second quarter of 1993. The ratio of nonperforming loans to total loans (net of unearned income) was .91% at June 30, 1994, compared with .97% at the end of 1993 and 1.04% a year ago. Nonperforming assets, which include nonperforming loans, other real estate, and loans classified as in-substance foreclosures, totaled $14.6 million at the end of 1994's second quarter. The ratio of nonperforming loans and other real estate to total assets decreased from 1.28% a year ago to .98% at June 30, 1994.
   The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under restructured terms and that yield a market rate of interest are removed from restructured status in the year following the restructure.

 Nonperforming Assets
 Dollars in thousands
                                                   June 30 December 31  June 30
                                                      1994       1993      1993
 Nonaccrual loans                                   $5,858     $5,518    $4,999
 Accruing loans which are contractually
   past due 90 days or more                          3,154      2,003     2,446
 Restructured loans                                     38      1,591       581
   Total nonperforming and restructured loans        9,050      9,112     8,026
 Other real estate and in-substance foreclosures     5,519      5,599     7,718
   Total nonperforming and restructured loans
     and other real estate                         $14,569    $14,711   $15,744

 Nonperforming and restructured loans
   as a percentage of net loans                      0.91%      0.97%     1.04%
 Nonperforming and restructured loans and other
   real estate as a percentage of total assets       0.98%      1.00%     1.28%

   Three credit relationships account for $3.6 million, or 61%, of the June 30, 1994, nonaccrual balance. The first of these loans is to a manufacturing concern and is secured by commercial real estate and equipment. The loan has been on nonaccrual since 1992. During 1993, $775,000 of the loan balance was charged off, reducing the loan to $1.5 million. In the second quarter of 1994, the borrower resumed making partial principal payments and, at June 30, 1994, the loan had a balance of $1,457,000. Appropriate amounts have been specifically allocated in the evaluation of the allowance for loan losses for this credit exposure. The second loan was acquired in the TFB-Pikeville acquisition. It has an outstanding balance of $1,426,000 and is secured by commercial real estate. The borrower filed for Chapter 11 bankruptcy protection during the third quarter of 1993, but resumed making payments to the company in the first quarter of 1994. Management believes that the existing credit exposure is adequately supported by the collateral value. The third loan was also acquired in the TFB-Pikeville acquisition. The loan is collateralized by a lien on mining equipment and has a balance at June 30, 1994, of $684,000. The borrower filed Chapter 11 bankruptcy in April 1994, and the credit was placed on nonaccrual. The mining operation has ceased, and attempts are being made to liquidate the collateral. Potential loss exposure is not considered significant.
  Other real estate and in-substance foreclosures at June 30, 1994, includes two properties with an aggregate book value of $3.1 million, or 56% of the outstanding balance. The first property was acquired through foreclosure in 1986 with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. In the third quarter of 1993, the company dissolved the joint venture and retained title to the property. Several parcels have been sold at a profit. The book value of the property at June 30, 1994, including development costs, was $1.4 million. Based on a recent appraisal of the property and previous sales experience, management does not anticipate any significant losses to be incurred on disposition. The second property included in other real estate and in-substance foreclosures is carried at a book value of $1.7 million and relates to a wood products manufacturing facility. The facility was closed in 1992 and is presently listed for sale with a commercial real estate firm. Based on an appraisal of the collateral, management is of the opinion that no significant loss will be incurred in the disposal of the collateral.
   As of June 30, 1994, the company had $7.6 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, management currently anticipates no significant losses will be incurred in connection with these loans. These loans are subject to continuing management attention and are considered by management in determining the level of the allowance for loan losses.
   The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At June 30, 1994, the allowance was $11.6 million, compared with $11.1 million at December 31, 1993, and $8.9 million at June 30, 1993. The allowance as a percentage of nonperforming loans - an indication of the relative ability to cover problem loans with existing reserves - increased from 111% at June 30, 1993, to 122% at year-end 1993 and to 128% at June 30, 1994. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at June 30, 1994, was 1.17%, compared with 1.18% at December 31, 1993, and 1.15% at the end of 1993's second quarter.
   The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within the company's market area. Additional allocations from the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.

Securities, Federal Funds Sold and Resale Agreements
   Securities, including those classified as held to maturity and available for sale, increased from $313 million at June 30, 1993, to $337 million at year-end 1993, then declined to $299 million at June 30, 1994. TFB-Pikeville provided an initial securities portfolio of $61 million, indicating a total decrease of $75 million from a year ago. Due to the declining rate environment over the past two years, the mortgage-backed securities portfolio experienced a high level of prepayments. To a large extent, the proceeds of these prepayments were invested in commercial, consumer loans and mortgages held for sale.
   Effective  December  31,  1993, the company adopted  Statement  of  Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale beginning December 31, 1993. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of tax).
   Federal funds sold and securities purchased under agreements to resell increased to $57.0 million at June 30, 1994, from $26.8 million at December 31, 1993, and $10.4 million a year ago.

Deposits and Borrowed Funds
   Total deposits averaged $1.246 billion in the second quarter of 1994, an increase of $160 million (15%) over the comparable 1993 period. Interest-bearing accounts increased $126 million (13%), while non-interest-bearing accounts increased $34 million (30%) over the past year. Substantially all of the increases are attributable to the TFB-Pikeville acquisition.
  Long-term debt averaged $37 million in the second quarter of 1994, an increase of $15 million from the second quarter of 1993. This increase is due to the issuance of $33 million of 7.25% Subordinated Notes in a public offering during the third quarter of 1993. Average short-term borrowings, including federal funds purchased and repurchases, increased $48 million period to period, the result of a $15 million advance from the Federal Home Loan Bank ("FHLB") to TFB-Tennessee in the third quarter of 1993, an additional $10 million FHLB advance during the first quarter of 1994 to fund additional loan growth, a $10 million increase in average federal funds purchased and repurchases, and a $10 million reclassification of FHLB advances from long-term to short-term during the second quarter of 1994.

Capital Resources and Liquidity
   On September 16, 1993, the company issued $33 million of 7.25% Subordinated Notes on September 16, 1993, in a public offering. The net proceeds were approximately $32 million, of which $15 million was used to repay debt incurred in the TFB-Pikeville and KCB transactions, $5 million was contributed to the banks as capital, $7 million was used for general corporate purposes, and the balance is available for financing possible future acquisitions, augmenting the capital of the banks, as needed, and for general corporate purposes.
  The company's capital ratios at June 30, 1994, December 31, 1993, and June 30, 1993 (calculated in accordance with regulatory guidelines) were as follows:

                                       June 30,   December 31,     June 30,
                                           1994           1993         1993
Tier 1 risk based                           8.74%          9.21%      11.03%
  Regulatory minimum                        4.00           4.00        4.00
Total risk based                           12.93          13.51       12.13
  Regulatory minimum                        8.00           8.00        8.00
Leverage                                    6.30           6.46        7.27
  Regulatory minimum                        3.00           3.00        3.00

   Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at June 30, 1994.
   In general, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements, and the issuance of long-term debt. The company's primary investing activities include purchases of securities and loan originations, offset by maturities and sales of securities, and loan payments.

Asset/Liability Management
   A primary objective of asset/liability management is to manage the company's exposure to interest-rate risk. The company's Asset/Liability Committee monitors and adjusts exposure to interest rates in response to economic conditions and the flow of loans and deposits, provides oversight to the asset/liability management process and approves policy guidelines. Further, asset/liability activity is reviewed by the board of directors.
   An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. This dynamic model captures all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. The model combines the various factors affecting rate sensitivity into an earnings outlook that incorporates management's view of the most likely interest rate environment for the next 24 months. Rate sensitivity is determined by assessing the impact on net interest income in multiple rising and falling interest-rate scenarios. The model is updated at least monthly and more often if necessary.
   The simulation model provides a more dynamic assessment of interest-rate sensitivity than does a portrayal of the static interest-rate sensitivity gap, compiled as of a point in time. Static gap analysis does not reflect the multiple effects of interest rate movements on the whole range of assets, liabilities, and off-balance-sheet financial instruments. Moreover, in today's financial environment, which includes a complex array of both on- and off-balance-sheet financial instruments, static gap analysis does not provide the most comprehensive and informative disclosures about interest-rate risks.
   The model presents a sharper and more complete picture of the company's interest-rate sensitivity, which allows management to emphasize stable net interest income throughout rate cycles, with the result that intermediate and longer-term implications take precedence over short-term profitability.
   Because it includes significant variables identified as being affected by interest rates, the earnings simulation model provides better information to management. For example, among the factors the model captures which static gap analysis does not are: 1) rate of change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate barrier effects, such as caps or floors on loans; 4) changing balance sheet levels, 5) floating rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and 7) the effects of prepayments on various fixed rate assets such as residential mortgages, mortgage-backed securities, collateralized mortgage obligations, and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined. It should be noted, however, the model does not take into account future actions that could be undertaken to reduce this impact if there were a change in management's interest rate expectations or the actual level of interest rates.
   The model combines the pivotal factors that affect interest-rate sensitivity into a comprehensive outlook for the next 24 months. In assessing multiple rate scenarios, the following illustrates the effects on net interest income of varying rate environments compared to a consensus economic forecast (considered most likely). For example, in the most likely rate scenario, the company assumed that the federal funds rate and prime rate would increase gradually over the next year to 4.75% and 7.75%, respectively. Following is a summary of the assumptions used in the model at the end of the second quarter of 1994, along with the resultant projected impact on net interest income.

                                    Most Likely    Rising      Flat  Declining
Assumptions:
  Federal funds rate, June 1995             4.75%     7.25%     4.31%     3.55%
  Prime rate, June 1995                     7.75%    10.00%     7.25%     6.60%
Increase (decrease) in net interest income  -0-%      3.41%    (1.15)%   (1.51)%

   Management concluded that the company is asset sensitive at June 30, 1994, which indicates that in a uniformly rising rate environment the company's net interest income will be impacted positively.

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

Item 2 through 5.
  No information is required to be filed for these items.

Item 6. Exhibits and Reports on Form 8-K
 (a)                    Exhibits
   The exhibits listed on the Exhibit Index on pages 21 through 22 of this Form 10-Q are filed as a part of this report.

 (b)  Reports on Form 8-K
      The registrant filed on May 9, 1994, a report on Form 8-K dated April 22, 1994 reporting the merger of Peoples Financial Services, Inc. with and into the registrant, and the issuance of approximately 1,302,273 shares of common stock of the registrant, pursuant to an Agreement and Plan of Reorganization and Plan of Merger dated December 27, 1993. The following consolidated financial statements of Peoples Financial Services, Inc., notes related thereto and reports of independent auditors thereon were filed as a part of the report:

      1. Independent Auditors' Reports;
      2. Consolidated  Balance Sheets as of December 31, 1993 and 1992;
      3. Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991;
      4. Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991;
      5. Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991;
      6. Notes to Consolidated Financial Statements;
      The following pro forma consolidated financial statements of Trans Financial Bancorp, Inc. and notes related thereto were filed as a part of the report:
      1. Pro Forma Combined Balance Sheet as of December 31, 1993 (unaudited);
      2. Pro Forma Combined Income Statement for the year ended December 31, 1993 (unaudited);
      3. Pro Forma Combined Income Statement for the year ended December 31, 1992 (unaudited);
      4. Pro Forma Combined Income Statement for the year ended December 31, 1991 (unaudited); and
      5.Notes to Pro Forma Combined Financial Statements (unaudited).

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Trans Financial Bancorp, Inc.
                                              (Registrant)



                                          Principal Executive Officer:


Date: August 12, 1994                     /s/ Douglas M. Lester
                                          Douglas M. Lester
                                          Chairman of the Board, President
                                             and Chief Executive Officer


                                          Principal Financial Officer:


Date: August 12, 1994                     /s/ Vince A. Berta
                                          Vince A. Berta
                                          Executive Vice President
                                             and Chief Financial Officer

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

10(b) Trans Financial Bancorp, Inc. 1990 Stock Option Plan is incorporated by reference to Exhibit 10(d) of the registrant's Report on Form 10-K for the year ended December 31, 1990.

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

11    Statement Regarding Computation of Per Share Earnings            23

*Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.

 Exhibit 11.
 Statement Regarding Computation of Per Share Earnings
 In thousands, except per share amounts
                                             Three Months          Six Months
 For the periods ended June 30               1994      1993      1994      1993

 Primary earnings per common share: (1)
   Average common shares outstanding       10,117    10,068    10,112    10,068
   Common stock equivalents                    76       144        84       129
     Average shares and share equivalents  10,193    10,212    10,196    10,197

 Income before cumulative effect
   of change in accounting principle       $2,950    $2,626    $5,607    $6,264
 Primary earnings per common share
   before cumulative effect of change
   in accounting principle                  $0.29     $0.26     $0.55     $0.61

 Net income                                $2,950    $2,626    $5,607    $6,560
 Primary net income per share               $0.29     $0.26     $0.55     $0.64


 Fully-diluted earnings per common share: (1)
   Average common shares outstanding       10,117    10,068    10,112    10,068
   Common stock equivalents                    85       144        85       129
     Average shares and share equivalents  10,202    10,212    10,197    10,197

 Income before cumulative effect
   of change in accounting principle       $2,950    $2,626    $5,607    $6,264
 Fully-diluted earnings per common share
   before cumulative effect of change
   in accounting principle                  $0.29     $0.26     $0.55     $0.61

 Net income                                $2,950    $2,626    $5,607    $6,560
 Fully-diluted net income per share         $0.29     $0.26     $0.55     $0.64

 (1)All common share and per share data have been adjusted to reflect the 4-for-3 stock split effected February 1, 1993, and shares issued in acquisitions accounted for using the pooling-of-interests method of accounting.