Form 10-Q
period 1994-09-30
TRANS FINANCIAL BANCORP INC
filed 1994-11-14
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    Form 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                     of 1934

For the quarter ended September 30, 1994   Commission File Number 0-13030



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _



The number of shares outstanding of the issuer's class of common stock on November 8, 1994: 11,191,781 shares.



The Exhibit Index is on page 21. This filing contains 23 pages (including this facing sheet).

                         Part I - Financial Information





Item 1. Financial Statements

 Consolidated Balance Sheets

 (Unaudited)
 In thousands, except share data     September 30    December 31   September 30
                                             1994           1993           1993
 Assets
 Cash and due from banks                  $83,037        $68,533        $60,286
 Interest-bearing deposits with               197            447            747
banks
 Federal funds sold and
    resale agreements                       2,500         32,778         43,280
 Mortgage loans held for sale               4,886         45,178         36,997
 Securities available for sale (amortized
    cost of $254,389 as of September 30, 1994
    and $238,486 as of December 31, 1993;
    and market value of $53,052 as of
    September 30, 1993)                   245,129        239,905         52,043
 Securities held to maturity (market
    value of $85,741 as of September 30, 1994;
    $142,979 as of December 31, 1993;
    and $358,877 as of September
    30, 1993                               87,380        145,741        352,089
 Loans, net of unearned income          1,101,982      1,006,796        990,028
 Less allowance for loan losses            12,539         12,505         12,695
    Net loans                           1,089,443        994,291        977,333
 Premises and equipment, net               36,012         33,393         32,987
 Other assets                              47,287         37,185         41,053
    Total assets                       $1,595,871     $1,597,451     $1,596,815
 Liabilities and Shareholders' Equity
 Deposits:
    Non-interest bearing                 $180,314       $169,828       $173,728
    Interest bearing                    1,165,157      1,206,399      1,201,523
    Total deposits                      1,345,471      1,376,227      1,375,251
 Fed funds purchased and
    repurchase agreements                  47,349         29,704         32,720
 Other short-term borrowings               43,243         15,000         15,099
 Long-term debt                            37,541         54,217         54,378
 Other liabilities                         11,355         10,268         10,127
    Total liabilities                   1,484,959      1,485,416      1,487,575
 Shareholders' equity:
    Preferred stock                             -          1,010          1,010
    Common stock, no par value. Authorized
       25,000,000 shares; issued and
       outstanding 11,190,342; 11,149,702;
       and 11,133,389 shares, respectively 20,982         20,437         20,876
    Additional paid-in capital             42,641         42,725         42,074
    Retained earnings                      57,106         51,006         49,180
    Unrealized net gain (loss) on
       securities available for sale,
       net of tax                         (5,982)            718              -
    Unrealized loss on marketable
       equity securities                        -              -          (128)
    Employee Stock Ownership Plan shares
       purchased with debt                (3,835)        (3,861)        (3,772)
    Total shareholders' equity            110,912        112,035        109,240
    Total liabilities
      and shareholders' equity         $1,595,871     $1,597,451     $1,596,815
 See accompanying notes to consolidated financial statements.
 Consolidated Statements of Income
 (Unaudited)
 In thousands, except per share data     Three Months              Nine Months
 For the periods ended September 30   1994        1993         1994        1993
 Interest income
   Loans, including fees           $23,684     $20,569      $67,440     $55,316
   Federal funds sold and resale
     agreements                        215         111          525         601
   Securities                        4,816       5,947       14,593      17,804
   Mortgage loans held for sale        136         581        1,031       1,439
   Interest-bearing deposits with banks 75          37           99          94
   Total interest income            28,926      27,245       83,688      75,254
 Interest expense
   Deposits                         10,630      10,769       30,815      30,947
   Federal funds purchased
     and repurchase agreements         297         179          749         498
   Long-term debt and other
     borrowings                      1,045         587        3,108       1,125
   Total interest expense           11,972      11,535       34,672      32,570
 Net interest income                16,954      15,710       49,016      42,684
   Provision for loan losses           555         786        1,567       2,206
 Net interest income after
   provision for loan losses        16,399      14,924       47,449      40,478
 Non-interest income
   Service charges on
     deposit accounts                1,914       1,689        5,492       4,526
   Loan servicing fees                 766         530        2,060       1,701
   Gains on sales of securities
     available for sale, net            33          43          121       1,100
   Gains (losses) on sales of mortgage
     loans held for sale, net           12         377        (160)         650
   Trust services                      310         295          932         832
   Brokerage fees                      184         206          720         551
   Other                             1,055       1,118        3,064       2,991
   Total non-interest income         4,274       4,258       12,229      12,351
 Non-interest expenses
   Compensation and benefits         6,474       6,136       19,365      16,343
   Net occupancy expense             1,186       1,312        3,264       3,275
   Furniture and equipment expense   1,390       1,071        3,805       2,917
   Deposit insurance                   785         773        2,399       2,002
   Professional fees                   691         656        2,484       1,991
   Postage, printing & supplies        941         741        2,706       2,086
   Communications                      270         147          796         748
   Other                             3,259       3,149        9,378       7,840
   Total non-interest expenses      14,996      13,985       44,197      37,202
 Income before income taxes and
   cumulative effect of change
   in accounting principle           5,677       5,197       15,481      15,627
 Income tax expense                  1,870       1,648        5,112       4,729
 Income before cumulative effect
   of change in accounting principle 3,807       3,549       10,369      10,898
 Cumulative effect of change in
   accounting principle                  -           -            -         296
 Net income                         $3,807      $3,549      $10,369     $11,194
 Net income available
   for common stock                 $3,793      $3,528      $10,315     $11,133
 Primary earnings per share          $0.34       $0.31        $0.92       $0.99
 Fully-diluted earnings per share    $0.34       $0.31        $0.92       $0.99

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands, except per share data
 For the nine months ended September 30                     1994           1993

 Balance January 1                                      $112,035        $99,406
   Net income                                             10,369         11,194
   Issuance of common stock                                  462          1,560
   Retirement of FGC preferred stock                     (1,010)              -
   Cash dividends declared:
     Common stock                                        (4,215)        (2,994)
     Preferred stock                                        (54)           (61)
   Change in unrealized gain (loss) on
     securities available for sale and
     marketable equity securities,
     net of taxes                                        (6,700)             35
   ESOP debt reduction                                       277            100
   ESOP shares purchased with debt                         (252)              -
 Balance September 30                                   $110,912       $109,240


 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
 (Unaudited)
 In thousands, except per share data
 For the nine months ended September 30                     1994           1993

 Cash flows from operating activities:
 Net income                                              $10,369        $11,194
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                             1,567          2,206
     Gains on sales of securities available for sale       (121)        (1,100)
     Losses(gains) on sales of mortgage loans
       held for sale, net                                    160          (650)
     Gain on sale of premises and equipment                (193)              -
     Depreciation, amortization and accretion, net         4,561          2,438
 Proceeds from sale of mortgage loans held for sale      161,175        109,577
 Originations of mortgage loans held for sale          (121,043)      (120,927)
 Decrease (increase) in other assets                     (9,925)            429
 Increase (decrease) in other liabilities                  4,820       (20,945)
   Net cash provided by operating activities              51,370       (17,778)

 Cash flows from investing activities:
 Net decrease (increase) in interest-bearing deposits
   with banks                                                250          8,160
 Net decrease (increase) in federal funds sold
   and resale agreements                                  30,278         44,898
 Proceeds from sales of securities available for sale      6,989         26,474
 Proceeds from maturities, prepayment and call of securities:
   Available for sale                                     54,533         11,590
   Held to maturity                                       25,391         95,548
 Purchases of securities:
   Available for sale                                   (19,301)       (17,501)
   Held to maturity                                     (26,350)       (82,412)
 Net increase in loans                                  (97,912)      (101,499)
 Purchases of premises and equipment                     (5,294)        (3,651)
 Proceeds from disposals of premises and equipment          885          1,797
 Net cash and cash equivalents (outflow) from acquisition     -         (7,996)
   Net cash provided by (used in) investing activities  (30,531)       (24,592)

 Cash flows from financing activities:
 Net increase (decrease) in deposits                    (30,756)       (10,684)
 Net increase (decrease) in federal funds purchased
   and repurchase agreements                              17,645          2,585
 Net increase (decrease) in other short-term borrowings   18,243         14,499
 Repayment of long-term debt                             (6,650)          (479)
 Proceeds from issuance of long-term debt                      -         33,000
 Retirement of preferred stock                           (1,010)              -
 Proceeds from issuance of common stock                      462          1,560
 Dividends paid                                          (4,269)        (3,055)
   Net cash provided by (used in) financing activities   (6,335)         37,426
 Net decrease in cash and cash equivalents                14,504        (4,944)
 Cash and cash equivalents at beginning of year           68,533         65,230
 Cash and cash equivalents at end of period (note 4      $83,037        $60,286


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


(2) Allowance for Loan Losses
  An analysis of the changes in the allowance for loan losses follows:

 In thousands, except per share data
 For the nine months ended September 30                     1994           1993

 Balance January 1                                       $12,504         $9,595
   Change due to acquisitions                                  -          2,439
   Provision for loan losses                               1,567          2,206
   Loans charged off                                     (1,956)        (2,112)
   Recoveries of loans previously charged off                424            567
   Net charge-offs                                       (1,532)        (1,545)
 Balance September 30                                    $12,539        $12,695

(3) Business Combinations
   On February 15, 1994, Trans Financial merged with Kentucky Community Bancorp. Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. Under the terms of the merger the shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company.
   On April 22, 1994, Trans Financial merged with Peoples Financial Services, Inc. ("PFS") of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands and Citizens Federal Savings Bank, with combined assets of approximately $120 million. Under the terms of the merger the shares of PFS common stock outstanding were converted into 1,302,254 shares of common stock of the company.
  On August 31, 1994, Trans Financial merged with FGC Holding Company ("FGC") of Martin, Kentucky, the holding company for First Guaranty National Bank, with approximately $125 million in assets. Under the terms of the merger, the shares of FGC common stock outstanding were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired.
   These transactions have been accounted for as poolings of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.


(4) Statement of Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Certain non-cash investing and financing transactions are summarized as follows:

  Nine months ended September 30 (Dollars in thousands)          1994     1993
    Securities transferred from held to maturity
     to available for sale                                    $52,920  $14,202
  Increase (decrease) in unrealized loss
     on securities available for sale, net of tax               6,700      (35)
  Loans transferred to foreclosed property                      1,158       781
  Reclassification of debt from long-term to short-term        10,000         -
  Debt transactions of Employee Stock Ownership Plan (net)         25         -


(5) Accounting Matters
   During 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). This statement must be adopted on a prospective basis by January 1995. SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The company is currently evaluating the possible financial impact on the company of adopting SFAS 114.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
   Trans Financial Bancorp, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956, and a savings and loan holding company registered under the Home Owners' Loan Act. The company has four subsidiary banks - Trans Financial Bank, N.A., headquartered in Bowling Green, Kentucky, Trans Financial Bank, located in Pikeville, Kentucky ("TFB-Pikeville"), Trans Financial Bank Tennessee, National Association (formerly known as Peoples Bank and Trust of the Cumberlands ["Peoples Bank"]), headquartered in Cookeville, Tennessee, and Trans Financial Bank Martin, National Association (formerly known as First Guaranty National Bank ["First Guaranty"]), headquartered in Martin, Kentucky. As of September 30, 1994, the company had two thrift subsidiaries - Trans Financial Bank, FSB, located in Russellville, Kentucky, and Trans Financial Bank of Tennessee, FSB, headquartered in Tullahoma, Tennessee ("TFB-Tennessee"). Collectively, the company's four banks and two thrift institutions are referred to in this discussion as "the banks."
   The company had total consolidated assets of $1.596 billion on September 30, 1994. Loans totaled $1.102 billion on that date, deposits were $1.345 billion and shareholders' equity was $111 million.
   On July 6, 1993, in a transaction accounted for as a purchase, the company acquired Trans Kentucky Bancorp, Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville. At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $207.2 million, net loans of $107.6 million and total deposits of $163.9 million. The aggregate cost, including consideration and acquisition costs, totaled $18.8 million. Because this acquisition was accounted for under the purchase method, results of operations prior to the acquisition date have not been included in the company's results of operations. Therefore, ratios or analyses for periods before and after that date will not be comparable.
  On February 15, 1994, Trans Financial merged with KCB, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. Under the terms of the merger the shares of KCB common stock outstanding were converted into 1,374,962 shares of Trans Financial common stock.
   On April 22, 1994, Trans Financial merged with PFS, the holding company for Peoples Bank and Citizens Federal Savings Bank, located in Rockwood, Tennessee, with combined assets of approximately $120 million. Under the terms of the merger the shares of PFS common stock outstanding were converted into 1,302,254 shares of Trans Financial common stock.
  On August 31, 1994, Trans Financial merged with FGC Holding Company ("FGC") of Martin, Kentucky, the holding company for First Guaranty, with approximately $125 million in assets. Under the terms of the merger, the shares of FGC common stock outstanding were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired.
    The three mergers in 1994 have been accounted for as poolings of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.
  The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

Results of Operations
Overview
    For the three months ended September 30, 1994, the company's net income increased 7%, from $3.5 million, or $.31 per share, to $3.8 million, or $.34 per share, as compared to the third quarter of 1993. Results for the third quarter produced an annualized return on average assets of 0.96% and a return on average equity of 13.50%, compared with returns of 0.90% and 13.32%, respectively, for the comparable period of 1993. For the first nine months, net income decreased from $11.2 million in 1993 to $10.4 million in 1994. Year-to-date earnings for 1993, however, included $1.1 million in gains on sales of securities and a positive adjustment of $296 thousand for the cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). Securities gains recognized in the first nine months of 1994 totaled $121 thousand. Excluding the after-tax effect of these items from both periods, year-to-date net income increased 1% from the prior year.

Net Interest Income
   Net interest income totaled $17.0 million in the third quarter of 1994, compared with $15.7 million in the comparable 1993 period - an 8% increase. Net interest margin for the third quarter also increased from the prior year, to 4.64% from 4.30%, reflecting a more favorable mix of earning assets, primarily due to loan growth. In addition, recent increases in the prime lending rate have had a positive impact on net interest margin, since approximately $500 million of the company's commercial and consumer loans are tied to the prime rate. At the same time, while rates on earning assets have risen, increases in the company's funding costs have lagged the increase in loan yields.

 Average Consolidated Balance Sheets and Net Interest Analysis
 For the three months ended September 30
 Dollars in thousands
                                                 1994                             1993
                                     Average               Average     Average              Average
                                     Balance     Interest    Rate      Balance    Interest    Rate
 Assets:
 Interest-earning assets:
   Loans, net of unearned income    $1,079,153     $23,684    8.71%     $965,795    $20,569   8.45%
   Securities                          341,485       4,816    5.60%      415,684      5,947   5.68%
   Mortgage loans held for sale          8,454         136    6.38%       30,815        581   7.48%
   Other interest income                20,402         290    5.64%       37,538        148   1.56%
 Total interest-earning assets /
   interest income                   1,449,494      28,926    7.92%    1,449,832     27,245   7.46%
 Non-interest-earning assets:
   Cash and due from banks              67,994                            56,247
   Premises and equipment               36,158                            30,946
   Other assets                         26,332                            22,920
 Total assets                       $1,579,978                        $1,559,945

 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand          $143,373         891    2.47%     $143,631        763   2.11%
     Savings deposits                  156,326       1,095    2.78%      154,434      1,129   2.90%
     Money market accounts              53,729         375    2.77%       40,552        386   3.78%
     TransPlus (SuperNOW)               98,711         623    2.50%       98,032        593   2.40%
     Certificates of deposit           638,673       6,617    4.11%      657,914      6,798   4.10%
     Other time deposits                91,459       1,029    4.46%      101,719      1,100   4.29%
     Total interest-bearing deposits 1,182,271      10,630    3.57%    1,196,282     10,769   3.57%
 Federal funds purchased
   and repurchase agreements            39,954         297    2.95%       32,893        179   2.16%
 Long-term debt and
   and other borrowings                 71,444       1,045    5.80%       47,630        587   4.89%
   Total borrowed funds                111,398       1,342    4.78%       80,523        766   3.77%
 Total interest-bearing liabilities /
   interest expense                  1,293,669      11,972    3.67%    1,276,805     11,535   3.58%
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits       167,830                           165,742
   Other liabilities                     6,574                            11,721
   Total liabilities                 1,468,073                         1,454,268
 Shareholders' equity                  111,905                           105,677
 Total liabilities
   and Shareholders' Equity         $1,579,978                        $1,559,945

 Net interest-rate spread                                     4.25%                           3.88%
 Impact of non-interest bearing sources                       0.39%                           0.42%
 Net interest income /
   margin on interest-earning assets               $16,954    4.64%                 $15,710   4.30%

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

   For the first nine months of 1994, net interest income totaled $49.0 million, compared with $42.7 million in the comparable 1993 period - a 15% increase. The company's net interest margin for the year-to-date period increased 13 basis points from the prior year, to 4.48% from 4.35%.

 Average Consolidated Balance Sheets and Net Interest Analysis
 For the nine months ended September 30
 Dollars in thousands
                                                 1994                             1993
                                     Average               Average     Average              Average
                                     Balance     Interest    Rate      Balance    Interest    Rate
 Assets:
 Interest-earning assets:
   Loans, net of unearned income    $1,058,221     $67,440    8.52%     $862,579    $55,316   8.57%
   Securities                          363,786      14,593    5.36%      385,308     17,804   6.18%
   Mortgage loans held for sale         21,525       1,031    6.40%       27,110      1,439   7.10%
   Other interest income                17,876         624    4.67%       37,220        695   2.50%
 Total interest-earning assets /
   interest income                   1,461,408      83,688    7.66%    1,312,217     75,254   7.67%
 Non-interest-earning assets:
   Cash and due from banks              65,261                            51,479
   Premises and equipment               34,804                            28,972
   Other assets                         25,918                            25,297
 Total assets                       $1,587,391                        $1,417,965

 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand          $143,898      $2,582    2.40%     $121,003     $2,049   2.26%
     Savings deposits                  158,291       3,305    2.79%      127,893      2,786   2.91%
     Money market accounts              55,982       1,099    2.62%       50,499      1,178   3.12%
     TransPlus (SuperNOW)              101,121       1,817    2.40%       97,934      1,898   2.59%
     Certificates of deposit           636,841      19,044    4.00%      615,031     19,723   4.29%
     Other time deposits                93,714       2,968    4.23%       98,275      3,313   4.51%
     Total interest-bearing deposits 1,189,847      30,815    3.46%    1,110,635     30,947   3.73%
 Federal funds purchased
   and repurchase agreements            36,023         749    2.78%       27,016        498   2.46%
 Long-term debt and
   and other borrowings                 74,789       3,108    5.56%       30,987      1,125   4.85%
   Total borrowed funds                110,812       3,857    4.65%       58,003      1,623   3.74%
 Total interest-bearing liabilities /
   interest expense                  1,300,659      34,672    3.56%    1,168,638     32,570   3.73%
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits       166,718                           135,794
   Other liabilities                     7,870                             9,289
   Total liabilities                 1,475,247                         1,313,721
 Shareholders' equity                  112,144                           104,244
 Total Liabilities
   and Shareholders' Equity         $1,587,391                        $1,417,965

 Net interest-rate spread                                     4.10%                           3.94%
 Impact of non-interest bearing sources                       0.38%                           0.41%
 Net interest income /
   margin on interest-earning assets               $49,016    4.48%                 $42,684   4.35%

Analysis of Changes in Net Interest Income
   The following tables show changes in interest income and interest expense resulting from changes in volume and interest rates for the quarter ended
September 30, 1994 as compared to the same period in 1993, and for the nine-month period ended September 30, 1994 as compared to the first nine months of 1993. Approximately $3.8 million of the increase in net interest income for the nine-month period represents the effect of the TFB-Pikeville acquisition. Substantially all of this amount is reflected in the nine-month table as change due to volume.

 Third Quarter 1994 vs. 1993                   Increase (decrease)
                                         in interest income and expense
 In thousands                                  due to changes in:
                                              Volume       Rate         Total
 Interest-earning assets:
 Loans                                          $2,473         $642      $3,115
 Securities                                    (1,048)         (83)     (1,131)
 Mortgage loans held for sale                    (370)         (75)       (445)
 Other interest income                            (94)          236         142
 Total interest-earning assets                     961          720       1,681
 Interest-bearing liabilities:
 Interest-bearing demand                           (1)          129         128
 Savings deposits                                   14         (48)        (34)
 Money market accounts                             107        (118)        (11)
 TransPlus (SuperNOW)                                4           26          30
 Certificates of deposit                         (199)           18       (181)
 Other time deposits                             (114)           43        (71)
 Total interest-bearing deposits                 (189)           50       (139)
 Federal funds purchased
   and repurchase agreements                        44           74         118
 Long-term debt and
   and other borrowings                            333          125         458
 Total borrowed funds                              377          199         576
 Total interest-bearing liabilities                188          249         437
 Increase (decrease)
   in net interest income                         $773         $471      $1,244

The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of change in each.

 Nine Months 1994 vs. 1993                     Increase (decrease)
                                         in interest income and expense
 In thousands                                  due to changes in:
                                              Volume       Rate        Total
 Interest-earning assets:
 Loans                                         $12,470       $(346)     $12,124
 Securities                                      (955)      (2,256)     (3,211)
 Mortgage loans held for sale                    (277)        (131)       (408)
 Interest-bearing deposits with banks            (479)          408        (71)
 Total interest-earning assets                  10,759      (2,325)       8,434
 Interest-bearing liabilities:
 Interest-bearing demand                           405          128         533
 Savings deposits                                  639        (120)         519
 Money market accounts                             120        (199)        (79)
 TransPlus (SuperNOW)                               60        (141)        (81)
 Certificates of deposit                           683      (1,362)       (679)
 Other time deposits                             (150)        (195)       (345)
 Total interest-bearing deposits                 1,757      (1,889)       (132)
 Federal funds purchased
   and repurchase agreements                       181           70         251
 Long-term debt and
   and other borrowings                          1,799          184       1,983
 Total borrowed funds                            1,980          254       2,234
 Total interest-bearing liabilities              3,737      (1,635)       2,102
 Increase (decrease)
   in net interest income                       $7,022       $(690)      $6,332

 Provision for Loan Losses
   The provision for loan losses was $555 thousand (.20% of average loans, on an annualized basis, excluding mortgage loans held for sale) in the third quarter of 1994, compared with $786 thousand (.32% of average loans) in the third quarter of 1993. Net loan charge-offs were $852 thousand (.31% of average loans) for the three months ended September 30, 1994, and $615 thousand (.25% of average loans) for the comparable period in 1993.
   For the first nine months of 1994, the provision for loan losses was $1.567 million (.20% of average loans), compared with $2.206 million (.34% of average loans) in the first nine months of 1993. Net loan charge-offs were $1.532 million (.19% of average loans) for the first nine months of 1994, compared with $1.545 million (.24% of average loans) for the comparable 1993 period.
   The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this review.

Non-Interest Income
   Non-interest income for the first nine months of 1994 decreased $122 thousand over the first nine months of 1993. For the third quarter of 1994, non-interest income increased $16 thousand over the comparable quarter of 1993. These changes were primarily due to (in thousands):

  Increase (decrease)                                Nine        Third
                                                    Months      Quarter
  -  The TFB-Pikeville acquisition                    $661       $  -
  Excluding TFB-Pikeville from the first half of 1994:
  -  Lower gains on sales of securities               (980)        (10)
  -  Lower gains on sales of mortgage loans           (810)       (365)
  -  Increased service charges on deposit accounts     546         225
  -  Increase in loan servicing fees                   366         236
  -  Increase (decrease)in brokerage fees              167         (22)
  -  Increase in trust fees                             92          15
  -  All other, net                                   (164)        (63)
     Net increase (decrease) in non-interest income  $(122)      $  16

Non-Interest Expenses
   Non-interest expenses increased $7.0 million for the first nine months of 1994, compared to the first nine months of 1993. For the third quarter of 1994, non-interest expenses were up $1.0 million over the third quarter of 1993. These changes were primarily due to (in thousands):

  Increase (decrease)                                  Nine      Third
                                                      Months    Quarter
  -  The TFB-Pikeville acquisition                    $3,128      $   -
  Excluding TFB-Pikeville from the first half of 1994:
  -  Increased compensation and benefits               1,526        338
  -  Increase in postage, printing
      and supplies expenses                              527        200
  -  Increase in professional fees                       261         35
  -  Increase (decrease) in  occupancy,
      furniture & equipment expenses                     423        193
  -  Increase in deposit insurance expense               202         12
  -  All other, net                                      928        233
     Net increase in non-interest expense             $6,995     $1,011

Income Taxes
   The company adopted effective January 1, 1993, SFAS 109, resulting in a $296 thousand increase in net income in the first quarter of that year. Income tax expense totaled $5.112 million in the first nine months of 1994, compared with $4.724 million in the comparable 1993 period, excluding the effect of adopting Statement 109. These represent effective tax rates of 33.0% and 30.3%, respectively.


Balance Sheet Review
Overview
   Assets at September 30, 1994, totaled $1.596 billion, compared with $1.597 billion at December 31, 1993, and $1.597 billion a year ago. Average total assets for the third quarter increased $20 million (1%) over the past year to $1.580 billion. Average interest-earning assets remained flat at $1.449 billion.

Loans
   Total loans, net of unearned income, averaged $1.079 billion in the third quarter of 1994, excluding mortgage loans held for sale of $8 million. For the comparable period in 1993, loans averaged $966 million, excluding the $31 million of mortgage loans held for sale. The company continues to experience strong loan growth throughout its markets, with particular strength in middle market commercial lending products. At September 30, 1994, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.102 billion, compared with $1.007 billion at December 31, 1993, and $990 million a year ago.

Asset Quality
  With respect to asset quality, management considers three categories of assets to merit additional scrutiny. These categories include (a) loans which are currently nonperforming, (b) other real estate and loans classified as in-substance foreclosures (ISF), and (c) loans which are currently performing but which management believes require special attention.
   Nonperforming loans, which include non-accrual loans, accruing loans past due over 90 days and restructured loans, totaled $9.9 million at September 30, 1994, virtually unchanged from December 31, 1993, and down $232 thousand from the end of the third quarter of 1993. The ratio of nonperforming loans to total loans (net of unearned income) was .90% at September 30, 1994, compared with .99% at the end of 1993 and 1.02% a year ago. Nonperforming assets, which include nonperforming loans, other real estate, and loans classified as in-substance foreclosures, totaled $15.6 million at the end of 1994's third quarter. The ratio of nonperforming loans and other real estate to total assets decreased from 1.17% a year ago to .98% at September 30, 1994.
   The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under restructured terms and that yield a market rate of interest are removed from restructured status in the year following the restructure.

 Nonperforming Assets
 Dollars in thousands
                              September 30   June 30  December 31  September 30
                                      1994      1994         1993          1993
 Nonaccrual loans                   $6,839    $6,338       $5,926        $7,997
 Accruing loans which are
   contractually past due
   90 days or more                   3,003     4,036        2,377         2,076
 Restructured loans                     34        38        1,591            35
   Total nonperforming and
      restructured loans             9,876    10,412        9,894        10,108
 Other real estate and
   in-substance foreclosures         5,156     5,909        5,869         8,421
 Other foreclosed property             531        63          113           139
   Total nonperforming and
     restructured loans
     and foreclosed property       $15,563   $16,384      $15,876       $18,668

 Nonperforming and restructured loans
   as a percentage of net loans      0.90%     0.99%        0.98%         1.02%
 Nonperforming and restructured loans
   and other real estate as a
   percentage of total assets        0.98%     1.02%        0.99%         1.17%

   Two  credit relationships account for $2.8 million, or 42%, of the  September
30,  1994,  nonaccrual balance. The first of these loans is to  a  manufacturing concern  and  is secured by commercial real estate and equipment. The  loan  has been  on  nonaccrual since 1992. During 1993, $775,000 of the loan  balance  was charged  off, reducing the loan to $1.5 million. In the second quarter of  1994, the  borrower  resumed making partial principal payments and, at  September  30,
1994,  the  loan  had  a balance of $1,450,000. Appropriate  amounts  have  been specifically  allocated in the evaluation of the allowance for loan  losses  for this  credit  exposure.  The  second  loan was  acquired  in  the  TFB-Pikeville acquisition.  It  has an outstanding balance of $1,394,000  and  is  secured  by commercial  real estate. The borrower filed for Chapter 11 bankruptcy protection during  the third quarter of 1993 and the property is being liquidated.
   Other  real  estate  and  in-substance foreclosures at  September  30,  1994, includes two properties with an aggregate book value of $2.9 million, or 56%  of the outstanding balance.
   The  first  property  was  acquired  through  foreclosure  in  1986  with  an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with  a  real estate developer and developed the land for industrial and other commercial use.
In  the  third  quarter  of 1993, the company dissolved the  joint  venture  and retained title to the property. Several parcels have been sold at a profit.  The book  value of the property at September 30, 1994, including development  costs, was $1.4 million. Based on a recent appraisal of the property and previous sales experience, management does not anticipate any significant losses to be incurred on disposition.
    The   second  property  included  in  other  real  estate  and  in-substance foreclosures  relates  to a wood products manufacturing facility.  Based  on  an appraisal of the property, the company wrote down its carrying value by $210,000 in  the third quarter of 1994, and it is currently carried at $1.5 million.  The facility  was closed in 1992 and is presently listed for sale with a  commercial real  estate  firm. Management is of the opinion that no significant  additional loss will be incurred in the disposal of the collateral.
  As of September 30, 1994, the company had $8.6 million of loans which were not included  in the past due, nonaccrual or restructured categories, but for  which known  information  about  possible credit problems caused  management  to  have serious  doubts  as to the ability of the borrowers to comply with  the  present loan repayment terms. Based on management's evaluation, including current market conditions,  cash  flow  generated and recent appraisals,  management  currently anticipates  no  significant losses will be incurred in  connection  with  these loans.  These  loans  are  subject to continuing management  attention  and  are considered  by  management in determining the level of the  allowance  for  loan losses.
   The  allowance  for loan losses is established through a provision  for  loan losses  charged  to  expense.  The  allowance represents  an  amount  which,  in management's  judgment, will be adequate to absorb probable losses  on  existing loans.  At  September  30,  1994, the allowance  was  $12.5  million,  virtually unchanged  from December 31, 1993, and down slightly from the $12.7  million  at
September  30, 1993. The allowance as a percentage of nonperforming loans  -  an indication of the relative ability to cover problem loans with existing reserves
- - -  increased  slightly from 126% at September 30, 1993 and at year-end  1993  to
127%  at September 30, 1994. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at September 30, 1994, was 1.14%, compared  with 1.24% at December 31, 1993, and 1.28% at the end of 1993's  third quarter.
   The  adequacy  of the allowance for loan losses is determined on  an  ongoing basis  through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within the  company's market area. Additional allocations from the allowance are  based on  specifically  identified  potential loss situations.  These  potential  loss situations  are  identified  by  account  officers'  evaluations  of  their  own portfolios as well as by an independent loan review function.

Securities, Federal Funds Sold and Resale Agreements
   Securities, including those classified as held to maturity and available for sale, decreased from $404 million at September 30, 1993, to $386 million at year-end 1993, and $333 million at September 30, 1994.
   Effective  December  31,  1993, the company adopted  Statement  of  Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale beginning December 31, 1993. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of tax).
   Federal funds sold and securities purchased under agreements to resell decreased to $2.5 million at September 30, 1994, from $32.8 million at December 31, 1993, and $43.3 million a year ago. The decline in the balance of these short-term assets, as well as the decline in the size of the securities portfolio, is the result of the strong loan demand mentioned above, coupled with a decrease in the level of deposits

Deposits and Borrowed Funds
   Total deposits averaged $1.350 billion in the third quarter of 1994, a decrease of $12 million (1%) over the comparable 1993 period. Interest-bearing accounts decreased $14 million (1%), while non-interest-bearing accounts increased $2 million (1%) over the past year.
   Long-term debt averaged $40 million in the third quarter of 1994, an increase of $13 million from the third quarter of 1993. This increase is due to the issuance of $33 million of 7.25% Subordinated Notes in a public offering toward the end of the third quarter of 1993. Average short-term borrowings, including federal funds purchased and repurchases, increased $17 million period to period, in order to fund additional loan growth

Capital Resources and Liquidity
   On September 16, 1993, the company issued $33 million of 7.25% Subordinated Notes on September 16, 1993, in a public offering. The net proceeds were approximately $32 million, of which $20 million was used to repay debt incurred and preferred stock acquired in the TFB-Pikeville, KCB and FGC transactions, $5 million was contributed to the banks as capital, and $7 million was used for general corporate purposes.
   The company's capital ratios at September 30, 1994, December 31, 1993, and September 30, 1993 (calculated in accordance with regulatory guidelines) were as follows:

                    September 30,   December 31,  September 30,
                             1994           1993          1993
Tier 1 risk based            9.42%          9.44%         9.53%
  Regulatory minimum         4.00           4.00          4.00
Total risk based            13.34          13.58         13.87
  Regulatory minimum         8.00           8.00          8.00
Leverage                     6.88           6.52          6.32
  Regulatory minimum         3.00           3.00          3.00

   Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at September 30, 1994.
   In general, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock, deposit gathering, use of short-term borrowing facilities, such as federal funds purchased and repurchase agreements, and the issuance of long-term debt. The company's primary investing activities include purchases of securities and loan originations, offset by maturities and sales of securities, and loan payments.

Asset/Liability Management
   A primary objective of asset/liability management is to manage the company's exposure to interest-rate risk. The company's Asset/Liability Committee monitors and adjusts exposure to interest rates in response to economic conditions and the flow of loans and deposits, provides oversight to the asset/liability management process and approves policy guidelines. Further, asset/liability activity is reviewed by the board of directors.
   An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. This dynamic model captures all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. The model combines the various factors affecting rate sensitivity into an earnings outlook that incorporates management's view of the most likely interest rate environment for the next 24 months. Rate sensitivity is determined by assessing the impact on net interest income in multiple rising and falling interest-rate scenarios. The model is updated at least monthly and more often if necessary.
   The simulation model provides a more dynamic assessment of interest-rate sensitivity than does a portrayal of the static interest-rate sensitivity gap, compiled as of a point in time. Static gap analysis does not reflect the multiple effects of interest rate movements on the whole range of assets, liabilities, and off-balance-sheet financial instruments. Moreover, in today's financial environment, which includes a complex array of both on- and off-balance-sheet financial instruments, static gap analysis does not provide the most comprehensive and informative disclosures about interest-rate risks.
   The model presents a sharper and more complete picture of the company's interest-rate sensitivity, which allows management to emphasize stable net interest income throughout rate cycles, with the result that intermediate and longer-term implications take precedence over short-term profitability.
   Because it includes significant variables identified as being affected by interest rates, the earnings simulation model provides better information to management. For example, among the factors the model captures which static gap analysis does not are: 1) rate-of-change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate-barrier effects, such as caps or floors on loans; 4) changing balance sheet levels, 5) floating-rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and 7) the effects of prepayments on various fixed rate assets such as residential mortgages, mortgage-backed securities, collateralized mortgage obligations, and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined. It should be noted, however, the model does not take into account future actions that could be undertaken to reduce this impact if there were a change in management's interest rate expectations or the actual level of interest rates.
   The model combines the pivotal factors that affect interest-rate sensitivity into a comprehensive outlook for the next 12 months. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature of those rates, with a probability assigned to potential future events might affect those rates.
   The following illustrates the effects on net interest income of varying rate environments compared to the rate environment of September 1994 (the "flat" scenario). For example, in the scenario considered "most likely" the company assumed that the federal funds rate and prime rate would be 5.00% and 8.00%, respectively, at the end of the 12-month period ending September 1995, and would be slightly higher for seven of the 12 months in that period. Following is a summary of the assumptions used in the model at the end of the third quarter of 1994, along with the resultant projected impact on net interest income.

                                           Flat   Most Likely  Rising  Declining
Assumptions:
  Federal funds rate, September 1995       4.75%      5.00%      8.00%     3.75%
  Prime rate, September 1995               7.75%      8.00%     10.50%     7.00%

Increase (decrease) in net interest income  -0-%      5.71%      4.19%   (0.42)%

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

 (b)  Reports on Form 8-K
      The  registrant  filed on September 15, 1994 (as amended on  November  14,
   1994), a report on Form 8-K dated August 31, 1994 reporting the merger of FGC Holding Company ("FGC") with and into the registrant, and the issuance of 1,050,000 shares of common stock of the registrant, pursuant to an Agreement and Plan of Reorganization and Plan of Merger dated January 28, 1994.

      The following consolidated financial statements of FGC, notes related thereto and independent auditors' report thereon were filed as a part of the report:
     1. Independent Auditors' Report;
     2. Consolidated Balance Sheets as of December 31, 1993 and 1992;
     3. Consolidated Statements of Income for the years ended December 31, 1993 and 1992;
     4. Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1993 and 1992;
     5. Consolidated Statements of Cash Flows for the years ended December 31, 1993 and 1992; and
     6. Notes to Consolidated Financial Statements.

      The following unaudited consolidated financial statements of FGC were filed as a part of the report:
     1. Consolidated Balance Sheet as of June 30, 1994 (unaudited); and
     2. Consolidated Statement of Income for the six months ended June 30, 1994 (unaudited).
     3. Consolidated Statement of Cash Flows for the six months ended June 30, 1994;

      The following unaudited pro forma consolidated financial statements of Trans Financial Bancorp, Inc. and notes related thereto were filed as a part of the report:
     1. Pro Forma Balance Sheet as of June 30, 1994 (unaudited);
     2. Pro Forma Income Statement for the six months ended June 30, 1994 (unaudited);
     3. Pro Forma Income Statement for the year ended December 31, 1993 (unaudited);
     4. Pro Forma Income Statement for the year ended December 31, 1992 (unaudited);
     5. Pro Forma Income Statement for the year ended December 31, 1991 (unaudited); and
     6. Notes to Pro Forma Financial Statements (unaudited).

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Trans Financial Bancorp, Inc.
                                              (Registrant)



                                          Principal Executive Officer:


Date: November 14, 1994                   /s/ Douglas M. Lester
                                          Douglas M. Lester
                                          Chairman of the Board, President
                                             and Chief Executive Officer


                                          Principal Financial Officer:


Date: November 14, 1994                   /s/ Vince A. Berta
                                          Vince A. Berta
                                          Executive Vice President
                                             and Chief Financial Officer

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

      10(j) Warrant dated as of February 13, 1992 between Morgan Keegan &
            Company, Inc. and Trans Financial Bancorp, Inc. incorporated by reference to Exhibit 10(m) of Registration Statement on Form S-2 of the registrant (File No. 33-45483).

      10(k) Share Exchange Agreement dated March 25, 1993 between Trans
            Financial Bancorp, Inc. and Trans Kentucky Bancorp is incorporated by reference to Exhibit 1 of the registrant's Report on Form 8-K dated April 8, 1993.

      10(l) Loan Agreement dated as of July 6, 1993 between First Tennessee Bank
            National Association and Trans Financial Bancorp, Inc. is incorporated by reference to Exhibit 10(p) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(m) Underwriting Agreement dated as of September 9, 1993 among Morgan
            Keegan & Company, Inc., J.C. Bradford and Company, and Trans Financial Bancorp, Inc. incorporated by reference to Exhibit (1) to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(n) Subordinated Note dated as of September 16, 1993, by Trans Financial
            Bancorp, Inc. is incorporated by reference to Exhibit 1 to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(o) Agreement and Plan of Reorganization dated November 9, 1993, as amended January 6, 1994, among Trans Financial Bancorp, Inc., Trans Financial Acquisition Corporation and Kentucky Community Bancorp, Inc. is incorporated by reference to Exhibit 2 to the Registration Statement on Form S-4 of the registrant (File No. 33-51575).

      10(p) Agreement and Plan of Reorganization and Plan of Merger dated
            December 27, 1993 between Trans Financial Bancorp, Inc. and Peoples Financial Services, Inc. is incorporated by reference to Exhibit 2 of the registrant's Report on Form 8-K dated January 10, 1994.

      10(q) Agreement and Plan of Reorganization and Plan of Merger dated
            January 28, 1994 between Trans Financial Bancorp, Inc. and FGC Holding Company is incorporated by reference to Exhibits 2(a) and 2(b) of the registrant's Report on Form 8-K dated February 18, 1994.

      11    Statement Regarding Computation of Per Share Earnings    Page 23

      27    Financial DataSchedule (filed in electronic format only)

*Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.

 Exhibit 11.

 Statement Regarding Computation of Per Share Earnings
 In thousands, except per share amounts
                                    Three Months              Nine Months
 For the periods ended September 30   1994        1993         1994        1993

 Primary earnings per common share: (1)
  Average common shares outstanding 11,180      11,129       11,168      11,118
  Common stock equivalents              89         119           86         130
     Average shares and share
        equivalents                 11,269      11,248       11,254      11,248

 Income before cumulative effect
  of change in accounting principle $3,807      $3,549      $10,369     $10,898
 Primary earnings per common share
   before cumulative effect of change
   in accounting principle           $0.34       $0.32        $0.92       $0.97

 Net income                         $3,807      $3,549      $10,369     $11,194
 Less preferred stock dividends       (14)        (21)         (54)        (61)
 Income available for common stock  $3,793      $3,528      $10,315     $11,133

 Primary net income per share        $0.34       $0.31        $0.92       $0.99


 Fully-diluted earnings per common share: (1)
  Average common shares outstanding 11,180      11,129       11,168      11,118
  Common stock equivalents              91         119           91         130
     Average shares and share
        equivalents                 11,271      11,248       11,259      11,248

 Income before cumulative effect
  of change in accounting principle $3,807      $3,549      $10,369     $10,898
 Fully-diluted earnings per common share
   before cumulative effect of change
   in accounting principle           $0.34       $0.32        $0.92       $0.97

 Net income                         $3,807      $3,549      $10,369     $11,194
 Less preferred stock dividends        (14)        (21)         (54)        (61)
 Income available for common stock  $3,793      $3,528      $10,315     $11,133

 Fully-diluted net income per share  $0.34       $0.31        $0.92       $0.99

 (1) All common share and per share data have been adjusted to reflect the 4-for-3 stock split effected February 1, 1993, and shares issued in acquisitions accounted for using the pooling-of-interests method of accounting.