Form 10-K
TRANS FINANCIAL BANCORP INC
filed 1995-03-24
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    Form 10-K

 Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of
                               1934 [Fee Required]

For the fiscal year ended December 31, 1994  Commission File Number  0-13030

                          Trans Financial Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

         Kentucky                                    61-1048868
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

500 East Main Street, Bowling Green, Kentucky          42101
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (502)781-5000

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                                (Title of Class)
                         Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 1, 1995: $132,974,000.

The number of shares outstanding of the issuer's class of common stock on March 15, 1995: 11,212,977 shares.

Document Incorporated By Reference
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1995 are incorporated by reference into
Part III of this report.

The Exhibit Index is on page 52. This filing contains 56 pages (including this facing sheet).

                                Table of Contents

 Item                                                       Page
                                     Part I

 1. Business                                                 3
 2. Properties                                               6
 3. Legal Proceedings                                        6
 4. Submission of Matters to a Vote of Security Holders      6
 4a. Executive Officers of the Registrant                    7

                                     Part II

 5. Market for the Registrant's Common Stock and Related
   Shareholder Matters                                       8
 6. Selected Financial Data                                  8
 7. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                       8
 8. Financial Statements and Supplementary Data              8
 9. Changes in and Disagreements with Accountants on
   Accounting and Financial Disclosure                       8

                                    Part III

 10. Directors and Executive Officers of the Registrant      9
 11. Executive Compensation                                  9
 12. Security Ownership of Certain Beneficial Owners and
    Management                                               9
 13. Certain Relationships and Related Transactions          9

                                     Part IV

 14. Exhibits, Financial Statement Schedules and Reports
     on Form 8-K                                             9
 Signatures                                                  11

                                     Part I

Item 1. Business
The Company and the Banks
   Incorporated in 1981,Trans Financial Bancorp, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has four commercial bank subsidiaries:
   Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky ("TFB-KY"),
  Trans Financial Bank, headquartered in Pikeville, Kentucky ("TFB-Pikeville"),
   Trans Financial Bank Tennessee, National Association, headquartered in Cookeville, Tennessee ("TFB-TN, NA"), and
  Trans Financial Bank of Martin, National Association, headquartered in Martin, Kentucky, ("TFB-Martin")
and two thrift subsidiaries:
   Trans Financial Bank, Federal Savings Bank, headquartered in Russellville, Kentucky, ("TFB, FSB") and
   Trans Financial Bank of Tennessee, F.S.B., headquartered in Tullahoma, Tennessee, ("TFB-TN, FSB").
Collectively, these six institutions are referred to in this report as "the banks".
   On December 31, 1994, the company had total consolidated assets of $1.618 billion, total loans of $1.144 billion, total deposits of $1.336 billion and shareholders' equity of $111.6 million.
      The company acquired its first thrift subsidiary, TFB, FSB, in November 1990. Effective January 1, 1991, the company's two former bank subsidiaries were consolidated into one national banking institution, TFB-KY. On August 30, 1991, as the result of a joint bid with PNC Bank for certain deposits and assets of Future Federal Savings Bank, Louisville, Kentucky, under the Accelerated Resolution Program of the Resolution Trust Corporation, TFB-KY assumed approximately $75.9 million in deposits and acquired approximately $11 million in consumer loans and received approximately $64.3 million in cash (net of a $1.0 million premium), all related to the Glasgow, Kentucky and Tompkinsville, Kentucky branches of Future Federal Savings Bank. Effective March 26, 1992, the company acquired First Federal Savings Bank of Tennessee, Tullahoma, Tennessee, and effective March 27, 1992, the company acquired Maury Federal Savings Bank, Columbia, Tennessee. These two Tennessee thrift institutions were merged on November 27, 1992, to form TFB-TN,FSB. On
August 7, 1992, the company acquired (through First Federal Savings Bank of Tennessee) the deposits and branch operations of five middle Tennessee branches of Heritage Federal Bank for Savings, a Tennessee-based savings bank. In this transaction, the company's Tullahoma-based affiliate assumed approximately $55 million in deposits, acquired approximately $2.3 million in premises and equipment and received approximately $52 million in cash (net of a premium). On December 31, 1992, the company merged with Dawson Springs Bancorp, Inc., the holding company for Kentucky State Bank, Scottsville, Kentucky, and Commercial Bank of Dawson Springs, Dawson Springs, Kentucky. These banks were merged into TFB-KY on December 31, 1992. On July 6, 1993, in a transaction accounted for as a purchase, the company acquired Trans Kentucky Bancorp, Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville. At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $188.7 million, net loans of $107.6 million and total deposits of $163.9 million. The aggregate cost, including consideration and acquisition costs, totaled $18.8 million. On February 1, 1995 TFB-Pikeville was converted to a national bank and its name was changed to Trans Financial Bank of Pikeville, National Association.
      On February 15, 1994, the company merged with Kentucky Community Bancorp. Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. Under the terms of the merger the shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company. These three banks were consolidated into the operations of TFB-KY on March 31, 1994.
   On April 22, 1994, the company merged with Peoples Financial Services, Inc. ("PFS") of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands ("Peoples Bank") and Citizens Federal Savings Bank ("Citizens"), with combined assets of approximately $120 million. Under the terms of the merger the shares of PFS common stock outstanding were converted into 1,302,254 shares of common stock of the company. Peoples Bank became TFB-TN, NA and Citizens was consolidated into the operations of TFB-TN, FSB on July 31, 1994.
   On August 31, 1994, the company merged with FGC Holding Company ("FGC") of Martin, Kentucky, the holding company for First Guaranty National Bank, with approximately $125 million in assets. Under the terms of the merger, the shares of FGC common stock outstanding were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired. First Guaranty became TFB-Martin on September 30, 1994.
   The transactions described in the preceding three paragraphs have been accounted for using the pooling of interests method of accounting and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.
     In January 1994, Trans Travel, Inc, a full-service travel agency, was introduced. Trans Financial Investment Services, Inc. , a full-service securities broker-dealer, began operations in August 1994. Then, in the fourth quarter of 1994, Trans Financial Mortgage Company, a mortgage banking company, was formed. All mortgage banking activities of TFB-TN, FSB are expected to be transferred to Trans Financial Mortgage Company in the second quarter of 1995.
    Interest on domestic, commercial and mortgage loans constitutes the largest contribution to the operating revenues of the banks. TFB-KY, TFB-Pikeville, TFB-TN, NA, and TFB-Martin provide a full range of corporate and retail banking services, including the acceptance of deposits for checking, savings and time deposit accounts; making of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; rental of safe deposit boxes; and financial counseling for individuals and institutions. In addition, TFB-KY is an equity partner in Quest, a partnership of several Kentucky banks engaged in the development and operation of a regional automated teller machine network.
   TFB-KY and TFB-Pikeville provide a wide variety of personal and corporate trust and trust-related services, including serving as executor of estates; as trustee under testamentary and inter vivos trusts; as guardian of the estates of minors and incompetents; as escrow agent under various agreements; and as financial advisor to and custodian for individuals, corporations and others. Corporate trust services include serving as registrar and transfer agent for corporate securities and as corporate trustee under corporate trust indentures. At December 31, 1994, approximately $436 million in assets were managed by the trust department of TFB-KY.
   Historically, the principal business of TFB, FSB and TFB-TN, FSB has been the acceptance of savings deposits from the general public and the origination and purchase of mortgage loans for the purpose of constructing, financing or refinancing one- to four-family dwellings. Since its acquisition of TFB, FSB in November 1990 and TFB-TN, FSB in March 1992, the company has introduced a variety of additional products and services designed to attract a more diverse customer base, including checking accounts, consumer, installment and commercial loans, trust and brokerage services.
   Trans  Financial Investment Services, Inc. offers a wide range of  investment products and services, including financial planning, mutual funds, annuities, and individual stocks and bonds to customers of the banks and others. Trans Travel offers travel services to customers of the banks and others. Customers can make travel arrangements by visiting a bank branch office or by using a tollfree 800 number. In addition to taking care of travel arrangements for individual and corporate customers, Trans Travel is packaging its own domestic and international tours.
   TFB-KY has eighteen offices; six located in Bowling Green, Kentucky, two located in Glasgow, Kentucky, two located in Scottsville, Kentucky, two located in Morehead, Kentucky, two located in Maysville, Kentucky, and one located in each of Augusta, Cave City, Dawson Springs, and Tompkinsville in Kentucky. TFB-KY also has a loan production office in Elizabethtown, Kentucky. TFB-Pikeville has seven offices; three located in Pikeville, Kentucky, and one each in Elkhorn City, Meta, Belfry and Virgie, Kentucky. TFB, FSB has two offices; one located in Russellville, Kentucky, and one in Auburn, Kentucky. TFB-TN, FSB has nine branch locations; two in Columbia, Tennessee, and one each in the Tennessee communities of Tullahoma, Mt. Pleasant, Manchester, Rockwood, Kingston, Shelbyville, and Winchester. In addition to its full service branches, TFB-TN, FSB has a mortgage operations center in Tullahoma and loan production offices in Nashville, Chattanooga, Knoxville, and Jackson. TFB-TN, NA has nine offices; two located in Cookeville, Tennessee, and one located in each of Clarksville, Crossville, Franklin, Lebanon, McMinnville, Murfreesboro, and Sparta. TFB-Martin has two offices; one located in Martin, Kentucky, and one located in Prestonsburg, Kentucky.

Competition
   The deregulation of the banking industry and the enactment in Kentucky and other states of legislation permitting multi-bank holding companies as well as interstate banking has created a highly competitive environment for banking in the company's market area.
   As of June 30, 1994 (the latest date for which competitive information is available), TFB-KY is the largest financial institution in the Bowling Green area with 33% of bank deposits and 29% of total deposits for all financial institutions. TFB-KY is also the largest financial institution in Glasgow/Cave City with 46% of bank deposits and 38% of total deposits for all financial institutions. In the Dawson Springs area, TFB-KY is the fifth largest financial institution with 7% of total bank deposits and 6% of total deposits for all financial institutions. In the Tompkinsville area, TFB-KY is the third largest financial institution with 18% of total bank deposits and 18% of total deposits for all financial institutions. In the Maysville area, TFB-KY is the largest financial institution with 46% of total bank deposits and 38% of total deposits for all financial institutions. In the Morehead area, TFB-KY ranks second with 40% of total bank deposits and 30% of total deposits for all financial institutions. In the Augusta area, TFB-KY is the second largest financial institution with 30% of total bank deposits and 30% of total deposits for all financial institutions. TFB-Pikeville is the third largest financial institution in Pikeville as of June 30, 1994, with 22% of total bank deposits and 21% of total deposits for all financial institutions. TFB, FSB is the third largest financial institution in Russellville with 20% of total bank deposits and 17% of total deposits for all financial institutions. TFB-Martin is the second largest financial institution in Floyd County with 29% of total bank deposits and 28% of total deposits for all financial institutions. TFB-TN, NA is the fifth largest financial institution in Cookeville with 8% of total bank deposits and 8% of total deposits for all financial institutions. TFB-TN, FSB is the largest financial institution in Tullahoma, Tennessee with 34% of total bank deposits and 13% of total deposits for all financial institutions.
   The company actively competes in its markets with other commercial banks and financial institutions for all types of deposits, loans, trust accounts and the provision of financial, trust, and other services. The company also competes generally with insurance companies, savings and loan associations, credit unions, brokerage firms, other financial institutions, and institutions which have expanded into the quasi-financial market. Many of these competitors have resources substantially in excess of those of the company, have broader geographic markets and higher lending limits than the banks and, therefore, are able to make larger loans, sell a broader product line, and make more effective use of advertising than can the company or the banks.

Supervision and Regulation
   Bank holding companies, commercial banks and savings banks are extensively regulated under both federal and state law. Any change in applicable law or regulation may have a material effect on the businesses and prospects of the company and the banks.
   The  company,  as  a  registered bank holding  company,  is  subject  to  the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. Also, as a registered savings and loan holding company, the company is subject to the supervision of and regulation by the Office of Thrift Supervision ("OTS").
   In addition, the company is subject to the provisions of Kentucky's and Tennessee's banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.
   TFB-KY, TFB-TN, NA, TFB-Pikeville, and TFB-Martin are subject to the supervision of, and regular examination by, the Office of the Comptroller of the Currency. TFB, FSB and TFB-TN, FSB are subject to the supervision of, and regular examination by, the OTS. The Federal Deposit Insurance Corporation insures the deposits of the banks to the current maximum of $100,000 per depositor.
      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act"), when fully phased in, will remove state law barriers to interstate bank acquisitions and will permit the consolidation of interstate banking operations. Under the Act, effective September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to
(i) Community Reinvestment Act compliance, (ii) federal and state antitrust laws and deposit concentration limits, and (iii) state laws restricting the acquisition of a bank that has been in existence for less than a minimum period of time (up to five years). The Act's interstate consolidation and branching provisions will become operative on June 1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate consolidation and branching provisions will permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state.


Statistical Information
   Certain statistical information is included in a separate section of the report on pages 17 through 29 and on page 40, and those pages are incorporated herein by reference.

   Description of Statistical Information                      Page

  Average Consolidated Balance Sheets and Net Interest Analysis 17
  Analysis of Year-to-Year Changes in Net Interest Income       18
  Loans Outstanding                                             20
  Loan Maturities and Interest Rate Sensitivity                 21
  Nonperforming Assets (Including Potential Problem Loans)      21
  Summary of Loan Loss Experience                               23
  Allocation of Allowance for Loan Losses                       23
  Allocation of Year-End Allowance for Loan Losses and
   Percentage of Each Type of Loan to Total Loans               24
  Carrying Value of Securities                                  25
  Maturity Distribution of Securities                           25
  Maturity of Time Deposits of $100,000 or More                 26
  Short-Term Borrowings                                         26
  Consolidated Statistical Information                          29
  Impact of Nonaccrual Loans on Interest Income                 40


Item 2. Properties
   The main banking office of TFB-KY, which also serves as the principal office of the company, is located at 500 East Main Street, Bowling Green, Kentucky 42101. In addition, TFB-KY operates seventeen branches. All branches offer a full range of banking services and most are equipped with an automated teller machine for 24-hour banking services. TFB-KY owns all of the properties at which it conducts its business except the Ashley Circle and Nashville Road branches in Bowling Green and the Elizabethtown loan production office. TFB-KY also leases property in Bowling Green for its operations center.
  TFB, FSB owns its main banking office at 135 West Fourth Street, Russellville, Kentucky and leases its branch facility at 107 West Main, Auburn, Kentucky.
   TFB-TN, FSB owns all the properties at which it conducts business except the Chattanooga, Nashville, Jackson, and Knoxville loan production offices and the Blythewood branch office. TFB-TN, FSB also leases office spaces in Nashville, Tennessee for certain administrative personnel. TFB-Pikeville owns all the properties at which it conducts business except the Virgie branch and one of its Pikeville branches (the North Mayo Trail branch).
     TFB-TN, NA owns all the properties at which it conducts business except the Franklin branch.
     TFB-Martin owns all the properties at which it conducts business.
   Note 7 to the company's consolidated financial statements included on page 41 of this report contains additional information relating to amounts invested in premises and equipment.

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


Item 4a. Executive Officers of the Registrant
  The following table sets forth the name, age and position with the company and the banks of the executive officers of the company as of December 31, 1994. Officers of the company and the banks are elected annually.

                  Served as
                 an Executive               Position with the
  Name          Officer Since  Age          Company and the Banks

Douglas M. Lester        1984  52   Chairman of the Board, President
                                     and   Chief   Executive  Officer   of   the
                                     company;  Chairman of the Board, President,
                                     and  Chief  Executive  Officer  of  TFB-KY;
                                     Director of TFB-KY and TFB-Pikeville
Vince A. Berta           1993   36   Executive   Vice   President,
                                     Treasurer,  and Chief Financial Officer  of
                                     the  company;  Chief Financial  Officer  of
                                     each  of  the banks;  Director  of  TFB-TN,
                                     FSB
Barry D. Bray            1984   48   Executive Vice President,  Chief
                                     Credit   Officer   and  Director   of   the
                                     company;    Chief   Credit   Officer    and
                                     Director of TFB-KY
Roger E. Lundin          1987   50   Senior  Vice  President   and
                                     Director of Human Resources of the company
Michael J. Moser         1994   48   Senior  Vice  President   and
                                     Director of Marketing for the company
John T. Perkins          1984   51   Senior Vice President and  Chief
                                     Operations   Officer   of   the    company;
                                     Director of TFB, FSB
Dena R. Schaaf           1992   38   Senior Vice President  of  Risk
                                     Management and Compliance of the company
Jay B. Simmons           1993   38   Senior Vice President,  General
                                     Counsel   and  Secretary  of  the  company;
                                     Director of TFB-TN, FSB

  Mr. Lester joined TFB-KY as its President and Chief Executive Officer in 1984, prior to the time the company became the holding company of TFB-KY.
   Mr. Berta joined the company in April 1993. Prior to that he was Vice President and Manager of Functional Control with PNC Bank.
   Mr. Bray joined TFB-KY in 1982 and has served as Chief Credit Officer since 1984. Mr. Bray was President of TFB-KY from December 1991 through March 1994. He was elected Executive Vice President of the company in 1988.
   Mr. Lundin, until joining TFB-KY in 1986, was employed by a division of PACCAR, Inc., an automotive-related company, as Manager of Employee Relations.
   Mr. Moser joined the company in July 1994. Prior to that, he was Senior Vice President and Director of Corporate Marketing for West One Bancorp in Boise, Idaho.
   Mr. Perkins joined TFB-KY in 1973 and has served as Chief Operations Officer since 1981.
   Ms. Schaaf joined the company in November 1992. Prior to that, she was Examiner-In-Charge of Asset Quality for regional banks with the Office of Comptroller of Currency.
   Mr. Simmons joined the company in November 1993. Prior to that, he was a partner in a Denver law firm, specializing in financial institutions law, and was a vice president on the legal staff of Colorado National Bankshares, Inc.
  None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of the company acting solely in their capacities as such, and other than the employment agreement between Mr. Lester and the company and TFB-KY, which became effective January 1, 1991.


                                     Part II

Item  5.  Market  for  the  Registrant's Common Equity and  Related  Shareholder
Matters
   The registrant's common stock is traded on the NASDAQ National Market System under the symbol TRFI. As of December 31, 1994, there were 1,907 shareholders of record.
   Following is a summary of market prices and dividends declared for the registrant's common stock for the quarterly periods indicated:

                               Stock Price
                            High      Low            Dividend
  First quarter, 1993    $24.00    $14.625          $.1275
  Second quarter, 1993    23.75     19.25            .1275
  Third quarter, 1993     20.25     17.00            .1275
  Fourth quarter, 1993    18.75     14.50            .1275
  First quarter, 1994     17.25     14.75            .14
  Second quarter, 1994    16.00     12.75            .14
  Third quarter, 1994     16.25     15.25            .14
  Fourth quarter, 1994    15.9375   12.75            .14

   Additional information for this item is included in Note 10 to the consolidated financial statements on page 44 of this report.


Item 6. Selected Financial Data
    The   information  for  this  item  is  included  in  the  section  entitled
"Consolidated Statistical Information" on page 29 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
    The   information  for  this  item  is  included  in  the  section  entitled
"Management's Discussion and Analysis," on pages 14 through 28 of this report.


Item 8. Financial Statements and Supplementary Data
   The following consolidated financial statements of the registrant and report of independent auditors are included in a separate section of this report on pages 30 through 51:
  Report of KPMG Peat Marwick LLP,  Independent Auditors
  Consolidated Balance Sheets - December 31, 1994 and 1993
   Consolidated Statements of Income - Years ended December 31, 1994, 1993 and 1992
   Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1994, 1993 and 1992
   Consolidated Statements of Cash Flows - Years ended December 31, 1994, 1993 and 1992
  Notes to Consolidated Financial Statements

   Additional information for this item is included in the table entitled "Quarterly Results of Operations" on page 28 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  None.



                                    Part III

Item 10. Directors and Executive Officers of the Registrant
   The information set out in the sections entitled "Voting Securities and Ownership Thereof" and "Election of Directors" of the registrant's Proxy Statement on pages 2 through 8 and the information set out in the section entitled "Executive Officers of the Registrant" on page 7 of Part I of this report are incorporated herein by reference.


Item 11. Executive Compensation
   The information set out in the section entitled "Executive Compensation and Other Information" of the registrant's Proxy Statement at pages 8 through 16 is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
   The information set out in the section entitled "Voting Securities and Ownership Thereof" of the registrant's Proxy Statement at pages 2 through 4 is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
  The information set out in the sections entitled "Transactions with Management and Others" and "Compensation Committee Interlocks and Insider Participation" of the registrant's Proxy Statement on pages 14 through 16 is incorporated herein by reference.



                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
 (a)  (1)  Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick LLP, as set forth in Part II, Item 8 of this report is incorporated herein by reference.
   (2)  Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
   (3)  List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 52 and 53 of this report is incorporated herein by reference.
           The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

 (b)  Reports on Form 8-K
          (1)The registrant filed on November 14, 1994, an amended report on Form 8-K dated August 31, 1994 reporting the merger of FGC Holding Company ("FGC") with and into the registrant, and the issuance of 1,050,000 shares of common stock of the registrant, pursuant to an Agreement and Plan of Reorganization and Plan of Merger dated January 28, 1994.

           The following consolidated financial statements of FGC, notes related thereto and independent auditors' report thereon were filed as a part of the report:
       (a)  Independent Auditors' Report;
       (b)  Consolidated Balance Sheets as of  December 31, 1993 and 1992;
        (c) Consolidated Statements of Income for the years ended December 31, 1993 and 1992;
        (d) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1993 and 1992;
        (e) Consolidated Statements of Cash Flows for the years ended December 31, 1993 and 1992; and
       (f)  Notes to Consolidated Financial Statements.

       The following unaudited consolidated financial statements of FGC were filed as a part of the report:
       (a)  Consolidated Balance Sheet as of June 30, 1994 (unaudited);
        (b) Consolidated Statement of Income for the six months ended June 30, 1994 (unaudited); and
        (c) Consolidated Statement of Cash Flows for the six months ended June 30,1994 (unaudited).

           The following unaudited pro forma consolidated financial statements of Trans Financial Bancorp, Inc. and notes related thereto were filed as a part of the report:
       (a)  Pro Forma Balance Sheet as of June 30, 1994 (unaudited);
        (b) Pro Forma Income Statement for the six months ended June 30, 1994 (unaudited);
        (c) Pro Forma Income Statement for the year ended December 31, 1993 (unaudited);
        (d) Pro Forma Income Statement for the year ended December 31, 1992 (unaudited);
        (e) Pro Forma Income Statement for the year ended December 31, 1991 (unaudited); and
       (f)  Notes to Pro Forma Financial Statements (unaudited).

           (2) The registrant filed on December 6, 1994, a report on Form 8-K which included financial statements of Kentucky Community Bancorp, Inc. and supplemental consolidated financial statements of Trans Financial Bancorp, Inc.

           The following consolidated financial statements of Kentucky Community Bancorp, Inc., notes related thereto and independent auditors' report thereon were filed as a part of the report:
       (a)  Independent Auditors' Report;
       (b)  Consolidated Balance Sheets as of December 31, 1993 and 1992;
        (c) Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991;
        (d) Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1992 and 1991;
        (e) Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991; and
       (f)  Notes to Consolidated Financial Statements.

            The following supplemental consolidated financial statements of Trans Financial Bancorp, Inc., notes related thereto and independent auditors' report thereon were filed as a part of the report:
       (a)  Independent Auditor's Report;
        (b) Supplemental Consolidated Balance Sheets as of December 31, 1993 and 1992;
        (c) Supplemental Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991;
        (d) Supplemental Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991;
        (e) Supplemental Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991; and
        (f)   Notes to Supplemental Consolidated Financial Statements.

 (c)  Exhibits
      The exhibits listed on the Exhibit Index on pages 52 and 53 of this Form 10-K are filed as a part of this report.

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



                                          By: /s/ Douglas M. Lester

                                             Douglas M. Lester
                                             Chairman of the Board, President
                                             and Chief Executive Officer

                                             Date: March 20, 1995


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1995, by the following persons on behalf of the registrant and in the capacities indicated.


 (a)  Principal Executive Officer:


    /s/ Douglas M. Lester
   Douglas M. Lester
   Chairman of the Board, President
   and Chief Executive Officer


 (b)  Principal Financial Officer:



    /s/ Vince A. Berta
   Vince A. Berta
   Executive Vice President
   and Chief Financial Officer


 (c)  Principal Accounting Officer:



    /s/ Edward R. Matthews
   Edward R. Matthews
   Controller

 (d)  Directors:



  /s/ Barry D. Bray                         /s/ Carroll F. Knicely
 Barry D. Bray                             Carroll F. Knicely



  /s/ Mary D. Cohron                        /s/ Douglas M. Lester
 Mary D. Cohron                            Douglas M. Lester



  /s/ Floyd H. Ellis                        /s/ C. Cecil Martin
 Floyd H. Ellis                            C. Cecil Martin



  /s/ J. David Francis                      /s/ Frank Mastrapasqua
 J. David Francis                          Frank Mastrapasqua



  /s/ Roy E. Gaddie                         /s/ Joseph I. Medalie
 Roy E. Gaddie                             Joseph I. Medalie



  /s/ John B. Gaines                       /s/ James D. Scott
 John B. Gaines                            James D. Scott



  /s/ David B. Garvin                       /s/ Charles M. Stewart
 David B. Garvin                           Charles M. Stewart



  /s/ Wayne Gaunce                          /s/ William B. Van Meter
 ayne Gaunce                               William B. Van Meter



  /s/ C.C. Howard Gray                      /s/ Thomas R. Wallingford
 C.C. Howard Gray                          Thomas R. Wallingford



  /s/ Charles A. Hardcastle                 /s/ Roland D. Willock
 Charles A. Hardcastle                     Roland D. Willock

                    Trans Financial Bancorp, Inc.
                      Annual Report on Form 10-K
                 For the Year Ended December 31, 1994


                 Items 1, 2, 5, 6, 7, 8 and 14 (a)(1)

             Financial Statements and Supplementary Data
Market for the Registrant's Common Equity and Related Shareholder Matters
                       Selected Financial Data
Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis

FINANCIAL OVERVIEW
   Trans Financial Bancorp, Inc., ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has four commercial bank subsidiaries:
   Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky ("TFB-KY"),
  Trans Financial Bank, headquartered in Pikeville, Kentucky ("TFB-Pikeville"),
   Trans Financial Bank Tennessee, National Association, headquartered in Cookeville, Tennessee ("TFB-TN, NA"), and
  Trans Financial Bank of Martin, National Association, headquartered in Martin, Kentucky, ("TFB-Martin")
and two thrift subsidiaries:
   Trans Financial Bank, Federal Savings Bank, headquartered in Russellville, Kentucky, ("TFB, FSB") and
   Trans Financial Bank of Tennessee, F.S.B., headquartered in Tullahoma, Tennessee, ("TFB-TN, FSB").
Collectively, these six institutions are referred to in this report as "the banks."
   In addition, the company has a full-service securities broker/dealer, Trans Financial Investment Services, Inc.; a mortgage banking company, Trans Financial Mortgage Company; and a full-service travel agency, Trans Travel Agency, Inc.
   At December 31, 1994, the company had total consolidated assets of $1.6 billion, total loans of $1.1 billion, total deposits of $1.3 billion and shareholders' equity of $111.6 million. The company's net income increased 2.6% in 1994, to $14.4 million, from $14.1 million in 1993, and earnings per share increased 3.2% to $1.28 per common share, from $1.24 in 1993.
   Over the past several years, the company has expanded through mergers and acquisitions. These mergers and acquisitions are more fully described below.
   The company merged with Kentucky Community Bancorp, Inc. ("KCB") on February 15, 1994, with Peoples Financial Services, Inc. ("PFS") on April 22, 1994, and with FGC Holding Company ("FGC") on August 31, 1994.
   KCB, of Maysville, Kentucky, was the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. These three banks were consolidated into the operations of TFB-KY on March 31, 1994. Under the terms of the merger with KCB, all shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company.
   PFS, of Cookeville, Tennessee, was the holding company for Peoples Bank and Trust of the Cumberlands ("Peoples Bank") and Citizens Federal Savings Bank
("Citizens"), with combined assets of approximately $123 million. Peoples Bank became TFB-TN, NA and Citizens was consolidated into the operations of TFB-TN, FSB on July 31, 1994. Under the terms of the merger with PFS, all shares of PFS common stock were converted into 1,302,254 shares of common stock of the company.
   FGC, of Martin, Kentucky, was the holding company for First Guaranty National Bank ("First Guaranty"), with approximately $127 million in assets. First Guaranty became TFB-Martin on September 30, 1994. Under the terms of the merger with FGC, all shares of FGC common stock were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired.
   Each of these three mergers has been accounted for using the pooling-of-interests method of accounting and, accordingly, financial statements for all periods have been restated to reflect the results of operations of these companies on a combined basis from the earliest period presented except for dividends per share.
   On July 6, 1993, in a transaction accounted for using the purchase method of accounting, the company acquired Trans Kentucky Bancorp, Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville. At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $207 million, net loans of $108 million and total deposits of $164 million. The aggregate cost, including consideration and acquisition costs, totaled $19 million.
   Effective March 26, 1992, the company acquired First Federal Savings Bank of Tennessee, Tullahoma, Tennessee, in a combination stock and cash purchase valued at $11 million. On March 27, 1992, the company acquired Maury Federal Savings Bank, Columbia, Tennessee, for $11 million in cash. These two thrift institutions had combined assets of $279 million, net loans of $185 million and deposits of $252 million. On August 7, 1992, the company, through its Tullahoma affiliate, acquired the deposits and branch operations of five middle Tennessee branches of Heritage Federal Bank for Savings ("Heritage Federal"). The five acquired branches had approximately $55 million in deposits and $2 million in premises and equipment, and the company received approximately $52 million in cash (net of an $800 thousand premium). These three acquisitions were consolidated on November 27, 1992, to create TFB-TN, FSB, and were accounted for using the purchase method of accounting.
   On December 31, 1992, the company merged with Dawson Springs Bancorp, Inc. ("DSB"), the holding company for Kentucky State Bank, Scottsville, Kentucky, and Commercial Bank of Dawson, Dawson Springs, Kentucky, by issuing 560,088 shares of common stock of the company. These two banks, with combined assets of approximately $73 million, were merged into TFB-KY on December 31, 1992. The DSB merger was accounted for using the pooling-of-interests method of accounting and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.
   Over the past three years, the company has emphasized investment in infrastructure in order to control operating risks, support internal growth and future acquisitions, and facilitate the introduction of new products. Investments have been made in data processing hardware and software upgrades, which enable the company to process transactions more efficiently, to realize economies of scale and to maintain quality control. Management believes that these expenditures have enhanced the company's franchise and positioned it for future acquisitions and entry into new lines of business.
   The discussion that follows is intended to provide insight into the company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented elsewhere in this report.
  As previously discussed, the company consummated several business acquisitions prior to 1994 which were accounted for using the purchase method of accounting. Accordingly, the results of operations of those acquired entities prior to the acquisition dates have not been included in the results of operations.
Therefore, ratios or analyses for periods before and after these purchase acquisitions may not be comparable. In this discussion and analysis some comparisons exclude the effect of the TFB-Pikeville acquisition. These comparisons are not intended to imply that it is more appropriate to compare the company's financial condition and results of operations without including TFB-Pikeville, but rather to quantify a significant factor affecting the comparability of the periods presented. The DSB, KCB, PFS and FGC mergers were accounted for using the pooling-of-interests method of accounting and, accordingly, all financial data for prior periods were restated as if the entities had been combined for all periods presented. See note 3 to the consolidated financial statements for additional information regarding business combinations. All per share data in this report has been adjusted to give effect to stock splits.

Income Statement Review

 Condensed Consolidated Statements of Income
 For the years ended December 31
 Dollars in thousands, except      Change                        Change
per share data
                                1994      Amount       %         1993       Amount       %          1992

 Interest income               $113,982   $11,163       10.9%    $102,819     $7,476     7.8 %        $95,343
 Interest expense                47,375     3,125         7.1      44,250    (2,513)     (5.4)         46,763
 Net interest income             66,607     8,038        13.7      58,569      9,989      20.6         48,580
 Provision for loan losses        2,212     (582)      (20.8)       2,794        176       6.7          2,618
 Net interest income after
   provision for loan            64,395     8,620        15.5      55,775      9,813      21.4         45,962
losses
 Non-interest income             17,170       138         0.8      17,032      3,239      23.5         13,793
 Non-interest expenses           60,070     7,240        13.7      52,830     12,940      32.4         39,890
 Income before income taxes and
   cumulative effect of change
   in accounting principle       21,495     1,518         7.6      19,977        112       0.6         19,865
 Income tax expense               7,075       852        13.7       6,223      (177)     (2.8)          6,400
 Income before cumulative effect
   of change in accounting       14,420       666         4.8      13,754        289       2.1         13,465
principle
 Cumulative effect of change in
   accounting principle               -     (296)     (100.0)         296        296    NM                  -
 Net income                     $14,420      $370       2.6 %     $14,050       $585     4.3 %        $13,465
 Earnings per common share        $1.28     $0.04       3.2 %       $1.24    $(0.01)    (0.8)%          $1.25

NM = not meaningful

  Net income was $14.4 million in 1994, compared with $14.1 million in 1993, and
$13.5  million   in 1992. On a per share basis, net income was  $1.28  in  1994,
$1.24 in 1993 and $1.25 in 1992. Earnings per share decreased in 1993 versus 1992 because of the increased number of average shares outstanding - a result of a 1993 public stock offering by Citizens and the full-year impact of the 1992 public stock offering and stock issued in connection with the TFB-TN, FSB acquisition.
  The increases in net income were due to (in thousands):
                                         1994 vs. 1993    1993 vs. 1992
  -The TFB-Pikeville acquisition
  net of the related interest on debt)        $   228      $   874
  Excluding TFB-Pikeville from all periods:
  -Increased net interest income                4,874        6,917
  -A lower (higher) provision for loan losses     702        (176)
  -Increased (decreased) non-interest income    (398)        2,360
  -Higher non-interest expenses               (3,989)     (10,169)
  -Lower (higher) income taxes                (1,047)          779
     Total increase in net income             $   370      $   585
   Each of these components of income and expense is discussed separately in the sections that follow.

  Net Interest Income
   Net interest income (the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities) totaled $66.6 million in 1994, compared with $58.6 million in 1993 and $48.6 million in 1992. This represents a 13.7% increase in 1994 over 1993. The increase from 1992 to 1993 was 20.6%.

 Net Interest Analysis Summary (1)
 For the years ended December 31
                                                  Basis          Basis
                                                  Point          Point
                                           1994   Change  1993   Change  1992

 Average yield on interest-earning         7.81 %    22   7.59 %   (87)   8.46 %
assets
 Average rate on interest-bearing            3.65   (3)     3.68   (92)     4.60
liabilities
 Net interest-rate spread                    4.16    25     3.91     5     3.86
Impact of non-interest-bearing sources
and other
changes in balance sheet composition         0.41     -     0.41   (4)     0.45
 Net interest margin                       4.57 %    25   4.32 %     1   4.31 %

(1)Refer to the tables on pages 17 and 18 for additional data regarding net interest income.

   The increase in net interest income in both 1994 and 1993 was primarily a result of a higher level of interest-earning assets due to loan growth, which was further enhanced by an increase in the net interest margin. Average interest earning assets for 1994 increased $104 million over 1993, while the net interest margin increased 25 basis points. The higher margin in 1994 reflects the positive impact of increases in the prime rate as well as a more favorable mix of earning assets due to continued loan growth and the maturity of lower-rate investment securities.
     The increase in average interest-earning assets in 1993 over 1992 was due to the TFB-Pikeville acquisition (providing an $89 million increase in the company's average interest-earning assets), loan growth ($99 million excluding TFB-Pikeville) and the full-year impact of investment securities purchased from funds provided in the Heritage Federal branch acquisition. The net interest margin and net interest-rate spread increased in 1993 and 1992 due to the company's interest-bearing liabilities repricing downward more rapidly than yields on interest-earning assets. During that time, the market spread between the prime rate and the federal funds rate increased. A significant amount of the company's loans are tied to the prime rate and funded by relatively short-term deposits. Short-term deposits tend to follow movements in short-term U.S. Treasury securities, which move up or down more quickly than the prime rate. Accordingly, as the spread between the prime rate and shorter-term rates widened, so did the company's net interest margin and net interest-rate spread.

 Average Consolidated Balance Sheets and Net Interest Analysis
 For the years ended December 31
 Dollars in thousands
                                 1994                          1993                          1992
                    Average             Average    Average            Average    Average            Average
                  Balance(1)  Interest    Rate   Balance(1)  Interest   Rate   Balance(1)  Interest   Rate
 Assets:
 Interest-earning
assets:
   Securities
held to maturity:
  U.S. Treasury,
 federal
agencies, and
mortgage-backed       $69,766    $3,967  5.69 %      $316,175  $19,060  6.03 %     $311,038 $22,737     7.31 %
securities
  State and            50,111     2,770    5.53        36,343    2,211    6.08       28,808    1,941    6.74
municipal
obligations
  Other securities      5,723       396    6.92        14,441      844    5.84       14,179      809    5.71
  Total               125,600     7,133    5.68       366,959   22,115    6.03      354,025   25,487    7.20
securities held
to maturity
   Securities
available for
sale:
     U.S.
Treasury, federal
agencies, and
mortgage-backed       214,749    11,477    5.34        19,715      796    4.04            -        -       -
securities
Other securities       13,526       708    5.23             -        -       -            -        -       -
     Total            228,275    12,185    5.34        19,715      796    4.04            -        -       -
securities
available for
sale
     Total            353,875    19,318    5.46       386,674   22,911    5.93      354,025   25,487    7.20
securities
   Federal funds       13,424       540    4.02        36,334      976    2.69       23,321      867    3.72
sold
   Interest-              235       104      NM         1,001      120      NM        6,264      306    4.89
bearing deposits
with banks
   Loans, net of    1,091,493    94,020    8.61       930,816   78,812    8.47      743,125   68,683    9.24
unearned
income(2)
 Total interest-
earning assets /
interest income     1,459,027   113,982    7.81     1,354,825  102,819    7.59    1,126,735   95,343    8.46
 Less allowance      (12,742)                        (11,181)                       (8,907)
for loan loss
                    1,446,285                       1,343,644                     1,117,828
 Non-interest-
earning assets:
   Cash and due        65,788                         55,359                        45,720
from banks
   Premises and        35,275                         30,057                        22,429
equipment
   Other assets        40,712                         34,774                        34,499
 Total assets      $1,588,060                     $1,463,834                    $1,220,476

 Liabilities and
Shareholders'
Equity
 Interest-bearing
liabilities:
   Interest-
bearing deposits:
     Interest-       $143,189    $3,434    2.40     $118,939   $2,870    2.41     $108,364   $3,296    3.04
bearing demand
     Savings          155,819     4,351    2.79      135,013    3,900    2.89       97,941    3,493    3.57
deposits
     Money market      55,636     1,485    2.67       59,069    1,555    2.63       46,745    1,584    3.39
accounts
     TransPlus        100,638     2,462    2.45       97,960    2,463    2.51       84,287    2,711    3.22
(SuperNOW)
     Certificates     633,608    26,040    4.11      624,638   25,934    4.15      552,378   28,982    5.25
of deposit
     Other time        92,122     3,952    4.29       98,471    4,764    4.84       85,940    4,679    5.44
deposits
     Total          1,181,012    41,724    3.53    1,134,090   41,486    3.66      975,655   44,745    4.59
interest-bearing
deposits
   Federal funds
purchased and          40,303     1,253    3.11       28,084      673    2.40       26,483      919    3.47
repurchase
agreements
   Other short-        36,669     1,715    4.68        6,624      238    3.59          506       63   12.45
term borrowings
   Long-term debt      40,756     2,683    6.58       33,974    1,853    5.45       13,058    1,036    7.93
     Total            117,728     5,651    4.80       68,682    2,764    4.02       40,047    2,018    5.04
borrowed funds
 Total interest-
bearing
liabilities /
   interest         1,298,740    47,375    3.65    1,202,772   44,250    3.68    1,015,702   46,763    4.60
expense
 Non-interest-
bearing
liabilities:
   Non-interest-      168,746                        145,275                        99,718
bearing deposits
   Other                8,687                          9,686                        12,580
liabilities
     Total          1,476,173                      1,357,733                     1,128,000
liabilities
 Shareholders'        111,887                        106,101                        92,476
equity
 Total
liabilities
   and             $1,588,060                     $1,463,834                    $1,220,476
shareholders'
equity

 Net interest-                           4.16 %                         3.91 %                        3.86 %
rate spread(3)
Impact of non-interest bearing sources
and
   other changes in balance sheet          0.41                           0.41                          0.45
composition

 Net interest
income /
   margin on                             4.57 %                        4.32 %                        4.31 %
interest-earning                $66,607                       $58,569                       $48,580
assets(4)

NM = not meaningful

(1)Average balances are based on daily balances.
(2)Includes   mortgage   loans  held  for  sale.  For  computational   purposes,
non-accrual loans are included in interest-earning assets.
(3)Net  interest spread is the difference between the average rate  of  interest earned  on interest-earning assets and the average rate of interest expensed  on interest-bearing liabilities.
(4)Net  interest  margin  is net interest income divided  by  average  interest-
earning assets.

Analysis of Year-to-Year Changes in Net Interest Income
   The following table shows changes in interest income and interest expense resulting from changes in volume and interest rates for the years ended December 31, 1994 and 1993, as compared to the previous year.

                                         1994 vs. 1993                          1993 vs. 1992

                                      Increase (decrease)                    Increase (decrease)
                                in interest income and expense          in interest income and expense
 In thousands                         due to changes in:                      due to changes in:
                                    Rate       Volume       Total           Rate      Volume       Total
 Interest-earning assets:
   Securities held to
maturity:
     U.S. Treasury, federal
agencies, and
       mortgage-backed          $(1,025)    $(14,068)   $(15,093)       $(4,047)        $370    $(3,677)
securities
     State and municipal           (217)          776         559          (202)         472         270
obligations
     Other securities                133        (581)       (448)             20          15          35
     Total securities held       (1,109)     (13,873)    (14,982)        (4,229)         857     (3,372)
to maturity
   Securities available for
sale:
     U.S. Treasury, federal
agencies, and
       mortgage-backed               338       10,343      10,681              -         796         796
securities
     Other securities                  -          708         708              -           -           -
     Total securities                338       11,051      11,389              -         796         796
available for sale
     Total securities              (771)      (2,822)     (3,593)        (4,229)       1,653     (2,576)
   Federal funds sold                351        (787)       (436)          (285)         394         109
   Interest-bearing                  131        (147)        (16)            208       (394)       (186)
deposits with banks
   Loans, net of unearned          1,389       13,819      15,208        (6,126)      16,255      10,129
income
 Total interest-earning            1,100       10,063      11,163       (10,432)      17,908       7,476
assets
 Interest-bearing
liabilities:
   Interest-bearing
deposits:
     Interest-bearing               (18)          582         564          (726)         300       (426)
demand
     Savings deposits              (134)          585         451          (748)       1,155         407
     Money market accounts            21         (91)        (70)          (396)         367        (29)
     TransPlus (SuperNOW)           (67)           66         (1)          (647)         399       (248)
     Certificates of               (264)          370         106        (6,534)       3,486     (3,048)
deposit
     Other time deposits           (517)        (295)       (812)          (554)         639          85
     Total interest-bearing        (979)        1,217         238        (9,605)       6,346     (3,259)
deposits
   Federal funds purchased
     and repurchase                  235          345         580          (299)          53       (246)
agreements
   Other short-term                   92        1,385       1,477           (75)         250         175
borrowings
   Long-term debt                    423          407         830          (408)       1,225         817
     Total borrowed funds            750        2,137       2,887          (782)       1,528         746
 Total interest-bearing            (229)        3,354       3,125       (10,387)       7,874     (2,513)
liabilities
 Increase (decrease) in net       $1,329       $6,709      $8,038          $(45)     $10,034      $9,989
interest income

 The change in interest income and expense due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of change in each.


  Provision for Loan Losses
  The provision for loan losses was $2.2 million (.21% of average loans) in 1994 down from $2.8 million (.31% of average loans) in 1993 and $2.6 million (.36% of average loans) in 1992. Net loan charge-offs were $2.2 million in 1994, compared with $2.3 million in 1993 and $1.7 million in 1992. As a percentage of average loans, net charge-offs were .20% in 1994, down from .26% in 1993, .24% in 1992 and an average of .28% for the five year period 1990-1994. The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included later in this review in the Asset Quality discussion.

  Non-Interest Income
   Non-interest income for 1994 increased less than 1% over 1993, after increasing 24% from 1992 to 1993. The increases in non-interest income were due to (in thousands):
                                         1994 vs. 1993    1993 vs. 1992
  -  The TFB-Pikeville acquisition            $   536       $  879
  Excluding TFB-Pikeville from all periods:
  -  Increase in service charges on
     deposit accounts                             570          997
  -  Increase (decrease) in gains on sales
     of securities                              (893)          259
  -  Increase in loan servicing fees              785          655
  -  Decrease in gains on sales of mortgage
      loans held for sale                     (1,149)        (417)
  -  Increase in trust service fees               108          180
  -  Increase in brokerage income                 416          204
  -  Increase (decrease) in all other
     non-interest income                        (235)          482
     Total increase in non-interest income    $   138       $3,239
   In early 1994, the company employed an outside consulting firm to review its products and services. As an outcome of this review, the company implemented a new product and fee structure which resulted in additional service charges on deposit accounts. The company also grew its portfolio of mortgage loans serviced for others. The portfolio has grown from $637 million at December 31, 1992, to $690 million at the end of 1993, to $1.3 billion at December 31, 1994, primarily by in-house originations and by acquiring servicing portfolios. The result of these acquisitions has been an increase in mortgage servicing fees from $1.5 million in 1992, to $2.2 in 1993 and to $3.0 million in 1994. The company realized gains on the sale of mortgage loans of $949 thousand in 1993, during a declining interest rate environment, and a loss of $200 thousand in 1994 as the interest rate trend reversed. In late 1994, the company established a securities brokerage subsidiary, the positive effect of which can be seen in additional brokerage income for the year.

  Non-Interest Expenses
   Non-interest expenses for 1994 increased 14% over 1993, after increasing 32% from 1992 to 1993. The increases in non-interest expense were due to (in thousands):
                                           1994 vs. 1993  1993 vs. 1992
  -  The TFB-Pikeville acquisition             $3,251      $ 2,771
  Excluding TFB-Pikeville from all periods:
  -  Increase in compensation and employee
      benefits                                  1,434        4,112
  -  Increase in occupancy and equipment
      expense                                   1,097        1,523
  -  Increase in deposit insurance premiums       198          236
  -  Increase in professional fees              1,228          691
  -  Increase in postage, printing and supplies   536          469
  -  Increase in communications expense            50          282
  -  Increase (decrease) in other
      non-interest expenses                     (554)        2,856
     Total increase in non-interest expenses   $7,240      $12,940
   Professional fees increased $1.3 million in 1994 ($1.2 million excluding TFB-Pikeville) and $.7 million in 1993 ($.7 million excluding TFB-Pikeville). These expenses, principally related to mergers and acquisitions and the development of new lines of business, coupled with other expenses related to the relocation to a new operation center, were the underlying causes of the higher non-interest expenses in 1994 and 1993. The majority of the increases in 1993 over 1992 were related to the purchase acquisitions consummated in 1992 and 1993. In general, the remaining increases in both 1993 and 1994 were related to an effort to build the company's infrastructure to accommodate future growth, requiring investments in staff as well as in buildings, equipment and information systems.
   Compensation  and  benefits  increased $3.1 million  in  1994  ($1.4  million excluding TFB-Pikeville), after increasing $5.4 million in 1993 ($4.1 million excluding TFB-Pikeville) - the result of an expansion of the professional staff as well as 1993 being the first full year in which TFB-TN, FSB was included in the company's operating results.
   Occupancy and furniture and equipment costs increased $1.5 million in 1994 ($1.1 million excluding TFB-Pikeville) compared with 1993. In 1993 these costs were up $2.1 million ($1.5 million excluding TFB-Pikeville). Depreciation, the renovation of TFB, FSB branches and corporate offices, and the relocation to a new operation center comprised the remaining portion of the increase in 1993 over 1992.
   All other non-interest expenses (including deposit insurance, communications, and postage, printing and supplies) were up $1.3 million in 1994 over 1993 ($.2 million excluding TFB-Pikeville). Other non-interest expenses increased $4.8 million in 1993 ($3.8 million excluding TFB-Pikeville), of which $.5 million was attributable to the consolidation and conversion of mortgage loan operations, $.2 million to amortization of intangible assets related to purchase acquisitions, $.5 million to FDIC and other insurance, $.2 million related to the prepayment of mortgage loans serviced for others, and $.2 million related to foreclosed and repossessed assets.

  Income Taxes
   In the first quarter of 1993 the company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, resulting in a $296 thousand increase in net income. Excluding the effect of adopting Statement 109, the company had income tax expense of $7.1 million in 1994, compared with $6.2 million in 1993, and $6.4 million in 1992. These represent effective tax rates of 32.9%, 31.2% and 32.2%, respectively. Further information on the company's income tax position can be found in note 11 to the consolidated financial statements.

Balance Sheet Review
   Assets at year-end 1994 totaled $1.6 billion, compared with $1.6 billion at December 31, 1993, and $1.4 billion at the end of 1992. Average total assets increased $124 million in 1994 to $1.6 billion, after increasing $243 million in 1993. Average interest-earning assets increased 8% to $1.5 billion in 1994, after increasing 20% in 1993. The TFB-Pikeville acquisition contributed $193 million to total assets at year-end 1993 and $89 million to the increase in average interest-earning assets for that year.
  Loans
   Total loans, excluding mortgages held for sale, averaged $1,074 million in 1994, compared with $899 million in 1993 and $719 million in 1992. At year-end 1994, loans totaled $1,144 million, compared with $1,007 million at December 31, 1993 and $781 million at the end of 1992. TFB-Pikeville's loan portfolio at December 31, 1993, represents $121 million of the increase from year-end 1992 to 1993.
  The company continues to experience strong loan growth throughout its markets, with particular strength in middle market commercial lending products. The following table presents a summary of the loan portfolio by category for each of the last five years. Much of the increase in both commercial and commercial real estate loans represents loans to finance the operations of corporate customers. While many of these loans are structured as mortgages, in nearly every case the company is relying on the borrower's cash flow to service the loan and very few are dependent on the operation or sale of the collateral. Other than the categories noted, there is no concentration of loans in any industry greater than 5% of the total loan portfolio. The company has no foreign loans or highly leveraged transactions in its loan portfolio.

 Loans Outstanding
 December 31
 In thousands                  1994        1993        1992       1991        1990
 Commercial                $318,970    $320,952    $235,922   $200,020    $189,752
 Commercial real estate     334,567     234,308     140,554    114,218     105,160
 Residential real estate    339,488     304,990     293,393    171,643     159,000
 Consumer                   153,754     150,202     114,820     87,105      88,567
    Total loans            1,146,779   1,010,452     784,689    572,986     542,479
 Less unearned income       (3,063)     (3,656)     (3,843)    (5,032)     (3,961)
    Loans net of          $1,143,716  $1,006,796    $780,846   $567,954    $538,518
unearned income

   The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories at December 31, 1994. Maturities are based upon contractual terms. The company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over. The table excludes residential real estate and consumer loans.

 Loan Maturities and Interest
Rate Sensitivity
 December 31, 1994
 In thousands                     One Year  One Through        Over       Total
                                   or Less   Five Years  Five Years       Loans
 Commercial                       $243,860      $48,140     $26,970    $318,970
 Commercial real estate            238,374       57,700      38,493     334,567
    Total                         $482,234     $105,840     $65,463    $653,537

 Fixed rate loans                  $42,147      $98,720     $65,463    $206,330
 Floating rate loans               440,087        7,120           -     447,207
    Total                         $482,234     $105,840     $65,463    $653,537


   Asset Quality
  With respect to asset quality, management considers three categories of assets to warrant constant scrutiny. These categories include (a) loans which are currently nonperforming, (b) other real estate and loans classified as in-substance foreclosures, and (c) loans which are currently performing but which management believes require special attention.
   Nonperforming loans, which include non-accrual loans, accruing loans past due over 90 days and restructured loans, totaled $7.9 million at the end of 1994, a decrease of $2.0 million from 1993. The ratio of nonperforming loans to year-end loans was .69%, compared with .98% at year-end 1993 and 1.15% at December 31, 1992. Nonperforming assets, which include nonperforming loans, other real estate, loans classified as in-substance foreclosures, and other foreclosed property, totaled $13.1 million at year-end 1994, and the ratio of total nonperforming assets to total assets decreased from .99% at December 31, 1993, to .81% at year-end 1994.
   The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

 Nonperforming Assets
 December 31
 Dollars in thousands
                                   1994      1993      1992      1991      1990
 Nonaccrual loans                $4,375    $5,926    $3,986    $2,770    $4,694
 Accruing loans which are
contractually
   past due 90 days or more       3,514     2,377     4,262     2,255     3,035
 Restructured loans                  30     1,591       718     5,587     1,615
   Total nonperforming and        7,919     9,894     8,966    10,612     9,344
restructured loans
 Other real estate and in-        4,998     5,869     9,036     6,455     6,207
substance foreclosures
 Other foreclosed property          199       113         -         -         -
   Total nonperforming and
restructured loans
     and foreclosed property    $13,116   $15,876   $18,002   $17,067   $15,551

 Nonperforming and restructured loans
   as a percentage of loans       0.69%     0.98%     1.15%     1.87%     1.74%
net of unearned income
 Nonperforming and restructured loans and other
   real estate as a               0.81%     0.99%     1.30%     1.75%     1.84%
percentage of total assets


  Two credit relationships account for $2.2 million, or 51%, of the December 31, 1994, nonaccrual balance. The first of these loans is to a manufacturing concern and is secured by commercial real estate and equipment. The loan has been on nonaccrual since 1992. During 1993, $775,000 of the loan balance was charged off, reducing the carrying value of the loan to $1.5 million. In the second quarter of 1994, the borrower resumed making partial principal payments and, at December 31, 1994, the carrying value of the loan was $1,456,000. Appropriate amounts have been specifically allocated in the evaluation of the allowance for loan losses for this credit exposure. The second loan has an outstanding balance of $783,000 and is secured by a first mortgage on an apartment complex. The borrowers experienced cash flow difficulties due to high vacancy rates and the loan was placed on nonaccrual in 1994, when it became apparent that payments would not remain timely. The property is expected to be sold in the first quarter of 1995, at a price sufficient to liquidate the principal balance. The remaining December 31, 1994, nonaccrual balance consists of various commercial and consumer loans, with no single loan exceeding $200,000.
  Other real estate and in-substance foreclosures at December 31, 1994, includes two properties with an aggregate book value of $2.7 million, or 55% of the outstanding balance. The first property was acquired through foreclosure in 1986 with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. During 1993, the company dissolved the joint venture and retained title to the property. Several parcels have been sold above carrying value. The book value of the property at December 31, 1994, including capitalized development costs, was $1.2 million. Based on an appraisal of the property and previous sales experience, management does not anticipate any significant loss to be incurred on disposition. The second property included in other real estate and in-substance foreclosures relates to a wood products manufacturing facility. Based on an appraisal of the property, the company wrote down its carrying value by $210 thousand in the third quarter of 1994, reducing it to its current balance of $1.5 million. The facility was closed in 1992 and is presently listed for sale with a commercial real estate firm. Management is of the opinion that no significant additional loss will be incurred in the disposal of the property.
   As of December 31, 1994, the company had $2.3 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated to be incurred in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
   The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At December 31, 1994, the allowance was $12.5 million, compared with $12.5 million at December 31, 1993, and $9.6 million at year-end 1992. The allowance as a percentage of nonperforming loans (an indication of the relative ability to cover future loan losses with existing reserves) increased to 158% at year-end 1994, from 126% at December 31, 1993, and 107% at December 31, 1992. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 1994, was 1.10%, compared with 1.24% at December 31, 1993, and 1.23% at the end of 1992.
   Following is a summary of the changes in the allowance for loan losses for each of the past five years.

 Summary of Loan Loss
Experience
 For the years ended
December 31
 Dollars in thousands           1994         1993       1992      1991      1990
 Balance at beginning of     $12,505       $9,596     $7,700    $7,183    $6,312
year
 Provision for loan            2,212        2,794      2,618     2,242     3,416
losses
 Balance of allowance
for loan losses
   of acquired                     -        2,433      1,016         -        48
subsidiaries at
acquisition date
 Amounts charged off:
   Commercial and              1,873        2,195      1,623     1,322     1,904
commercial real estate
   Residential real               80          315        138       119       602
estate
   Consumer                      838          936        738       996     1,073
   Total loans charged         2,791        3,446      2,499     2,437     3,579
off
 Recoveries of amounts
previously charged off:
   Commercial and                232          615        323       364       439
commercial real estate
   Residential real               41          115        106        21       249
estate
   Consumer                      330          398        332       327       298
   Total recoveries              603        1,128        761       712       986
   Net charge-offs             2,188        2,318      1,738     1,725     2,593
 Balance at end of year      $12,529      $12,505     $9,596    $7,700    $7,183

 Total loans, net of
unearned income:
   Average                $1,073,718     $898,834   $719,184  $553,549  $503,035
   At December 31          1,143,716    1,006,796    780,846   567,954   538,518
 As a percentage of
average loans:
   Net charge-offs            0.20 %       0.26 %     0.24 %    0.31 %    0.52 %
   Provision for loan         0.21 %       0.31 %     0.36 %    0.41 %    0.68 %
losses
 Allowance as a               1.10 %       1.24 %     1.23 %    1.36 %    1.33 %
percentage of year-end
loans
 Allowance as a multiple        5.7X         5.4X       5.5X      4.5X      2.8X
of net charge-offs


   The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within the company's market area. Additional allocations of the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluation of their own portfolios as well as by an independent loan review function.
   The tables below set forth an allocation of the allowance for loan losses by category of loan and a percentage distribution of the allowance allocation. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation of the allowance for loan losses is an estimate of the portion of the allowance which will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan from being used to absorb losses of another loan type.

 Allocation of Allowance
for Loan Losses
 December 31
 In thousands                      1994      1993      1992      1991     1990
 Commercial                      $7,529    $6,870    $4,813    $3,856   $3,560
 Commercial real estate           1,883     1,718     1,203       964      890
 Residential real estate            977     1,358     1,720     1,318    1,217
 Consumer                         2,140     2,559     1,860     1,562    1,516
    Total                       $12,529   $12,505    $9,596    $7,700   $7,183

 Allocation of Year-End Allowance for Loan Losses
   and Percentage of Each Type of Loan to Total Loans
 December 31        1994              1993               1992                 1991                1990
             Allowance  Loans  Allowance  Loans   Allowance   Loans   Allowance   Loans    Allowance  Loans
 Commercial     60.1 %  27.8 %     54.9 %  31.7 %     50.2 %   30.1 %     50.1 %   34.9 %      49.6 %  35.0 %
 Commercial       15.0    29.2       13.7    23.2       12.5     17.9       12.5     19.9        12.4    19.4
real estate
 Residential       7.8    29.6       10.9    30.2       17.9     37.4       17.1     30.0        16.9    29.3
real estate
 Consumer         17.1    13.4       20.5    14.9       19.4     14.6       20.3     15.2        21.1    16.3
    Total      100.0%   100.0%     100.0%  100.0%     100.0%   100.0%     100.0%   100.0%     100.0%   100.0%

 Securities, Federal Funds Sold and Resale Agreements
   Securities, including those classified as held to maturity and available for sale, increased slightly from $378 million at December 31, 1992, to $386 million at year-end 1993, and then decreased to $314 million at December 31, 1994. TFB-Pikeville provided an initial securities portfolio of $61 million, indicating a net decrease of $53 million in 1993. The decline in the securities portfolio in both 1994 and 1993 was the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio. During 1993, due to the declining interest rate environment, the mortgage-backed securities portfolio experienced a high level of prepayments. To a large extent, the proceeds of these prepayments were invested in commercial and consumer loans and mortgages held for sale.
   Effective  December  31,  1993, the company adopted  Statement  of  Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value, as are all equity securities. Beginning December 31, 1993, unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity, net of tax.
   The percentage of collateralized mortgage obligations ("CMO's") and mortgage-backed securities to total securities declined to 31% at December 31, 1994, from 39% at December 31, 1993, and 58% at December 31, 1992. This decline was due to the significant refinancing of residential mortgages and the resulting prepayment of mortgage-related securities, coupled with management's desire to decrease the company's exposure to mortgage-related securities. Due to the unpredictable nature of residential mortgage prepayments, the average and final maturities of the related securities vary. In a rising rate environment these securities have a longer expected life, while in a declining rate environment they have a shorter expected life. Management limits this prepayment and payment extension risk principally by investing in planned amortization class CMO's, which have less volatility than other mortgage-backed securities and have an average life of three to five years.
  The tables below present the carrying value of securities for each of the past three years and the maturities and yield characteristics of securities as of December 31, 1994.

 Carrying Value of Securities
 December 31
 In thousands                                    1994         1993         1992
 U.S. Treasury and federal agencies:
   Available for sale                        $146,484     $123,677      $51,925
   Held to maturity                             3,081       51,759       66,525
 Collateralized mortgage obligations and mortgage-backed securities:
   Available for sale                          70,895      105,273            -
   Held to maturity                            26,372       45,660      217,575
 State and municipal obligations:
   Available for sale                               -            -            -
   Held to maturity                            49,752       42,162       28,318
 Other securities:
   Available for sale                          12,264       11,086            -
   Held to maturity                             5,553        6,031       13,800
 Total securities:
   Available for sale                         229,643      240,036       51,925
   Held to maturity                            84,758      145,612      326,218
    Total securities                         $314,401     $385,648     $378,143

 Maturity                    Over      Over
Distribution of
Securities
 December 31,              One Year    Five
1994                                   Years
 In thousands   One Year   Through    Through    Over      Equity      Total      Market
                 or Less     Five    Ten Years Ten Years Securities Maturities     Value
                            Years
 U.S. Treasury and federal agencies:
   Available      $32,902    $80,181   $40,452        $-         $-    $153,535   $146,484
for sale
   Held to              -          -     3,081         -          -       3,081      2,725
maturity
 Collateralized mortgage obligations and mortgage-backed securities:(1)
   Available        3,302     38,099    21,501    12,952          -      75,854     70,895
for sale
   Held to              -      3,576     6,597    16,199          -      26,372     25,418
maturity
 State and municipal obligations:
   Available            -          -         -         -          -           -          -
for sale
   Held to          3,797     14,010    23,279     8,666          -      49,752     47,876
maturity
 Other securities:
   Available            -          -         -         -     12,689      12,689     12,264
for sale
   Held to            250      2,351     2,628       324          -       5,553      5,190
maturity
 Total securities:
   Available       36,204    118,280    61,953    12,952     12,689     242,078    229,643
for sale
   Held to          4,047     19,937    35,585    25,189          -      84,758     81,209
maturity
    Total         $40,251   $138,217   $97,538   $38,141    $12,689    $326,836   $310,852
securities

 Percent of       12.32 %    42.29 %   29.84 %   11.67 %     3.88 %    100.00 %
total
 Weighted          5.16 %     5.36 %    5.56 %    6.71 %     5.96 %      5.58 %
average
yield(2)

(1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 1994 prepayment projections.
(2) The weighted average yields are based on amortized cost and effective yields weighted for the scheduled maturity of each security.

   Federal funds sold and securities purchased under agreements to resell declined from $68 million at December 31, 1992, to $33 million at December 31, 1993. At the end of 1994, the company was in a net federal funds purchased position of $26 million. Average federal funds sold and resale agreements were $13 million for 1994, $36 million for 1993 and $23 million for 1992. As with the decline in the size of the securities portfolio, these short-term assets have been used to fund the loan growth the company has experienced over the past two years, as the growth in deposits has not kept pace with loan demand in the company's markets. The unusually high balance at December 31, 1992, was attributed to a large inflow of short-term deposits at the end of that year.

 Deposits and Borrowed Funds
   Total deposits averaged $1.350 billion in 1994, a 6% increase over 1993. Most of the increase was in interest-bearing accounts, which increased $47 million, or 4%. However, excluding TFB-Pikeville from both years, interest-bearing accounts decreased $20 million, or 2%. Non-interest-bearing accounts increased $23 million, or 16%, year-to-year ($14 million, or 10%, excluding TFB-Pikeville).
   Total deposits averaged $1.279 billion in 1993, an increase of $204 million, or 19%, over 1992. Most of the increase was attributable to interest-bearing accounts, as in 1994.
   Time deposits of $100,000 or more totaled $163,646,000 at December 31, 1994, and $168,550,000 at December 31, 1993. Interest expense on time deposits of $100,000 or more was $6,260,000 in 1994, $6,663,000 in 1993 and $3,869,000 in
1992. The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 1994.

 Maturity of Time Deposits of $100,000 or More
 December 31, 1994
 In thousands
 Three months or less                                         $53,544
 Over three through six months                                 27,867
 Over six through twelve months                                40,287
 Over twelve months                                            41,948
    Total                                                    $163,646


  Information regarding short-term borrowings is presented below.

 Short-term Borrowings
 Dollars in thousands
                                             1994      1993      1992
 Federal funds purchased and repurchase
agreements:
   Balance at year end                    $74,553   $29,704   $26,993
   Weighted average rate at year end        3.50%     2.38%     2.87%
   Average balance during the year         40,303    28,084    26,483
   Weighted average rate during the         3.11%     2.40%     3.47%
year
   Maximum month-end balance               74,553    35,784    43,073
 Other short-term borrowings:
   Balance at year end                     48,033    15,000       600
   Weighted average rate at year end        6.36%     3.45%     6.00%
   Average balance during the year         36,669     6,624       506
   Weighted average rate during the         4.68%     3.59%    12.45%
year
   Maximum month-end balance               48,840    15,000       600
 Total short-term borrowings:
   Balance at year end                    122,586    44,704    27,593
   Weighted average rate at year end        4.62%     2.74%     2.94%
   Average balance during the year         76,972    34,708    26,989
   Weighted average rate during the         3.86%     2.63%     3.64%
year
   Maximum month-end balance              122,586    50,784    43,073

   Substantially all federal funds purchased and repurchase agreements mature in one business day. Other short-term borrowings principally represent Federal Home Loan Bank ("FHLB") advances to TFB-TN, FSB and TFB-KY (with varying maturity dates), which are funding residential mortgage and commercial loans.
   The company has a $3 million unsecured operating line of credit with an unaffiliated commercial bank that is used from time-to-time to supplement the company's cash requirements. The line was not in use at December 31, 1994 or 1993.
   Long-term debt averaged $40.8 million in 1994, compared with $34.0 million in 1993 and $13.1 million from 1992. The 1993 increase is the result of the issuance of $33 million of 7.25% Subordinated Notes in a public offering during the third quarter of 1993. The 1994 increase is due to an FHLB advance to TFB-KY which had an original maturity exceeding one year. The advance, which was drawn upon in order to fund fixed-rate commercial loans, was rewritten during 1994 and reclassified as a short-term borrowing.
    The company's leveraged ESOP obtained additional financing from an unaffiliated commercial bank in 1992. Total ESOP debt was $3.7 million at December 31, 1994, and $3.9 million at December 31, 1993.
   See note 8 to the consolidated financial statements for a further description of the terms of these borrowings.

 Capital Resources and Liquidity
   At December 31, 1994, the aggregate retained earnings of the banks was $52.9 million, of which $19.7 million was available for the payment of dividends to the parent company.
   The company issued on September 16, 1993, $33 million of 7.25% Subordinated Notes in a public offering. The net proceeds were approximately $32 million, of which $12 million was used to repay debt incurred in the TFB-Pikeville transaction and the balance was used for general corporate purposes, including augmenting the capital of the banks, as needed.
   The company's capital ratios at December 31, 1994 and 1993 (calculated in accordance with regulatory guidelines) were as follows:
December 31                                    1994      1993
Tier 1 risk based                                9.50%     9.37%
 Regulatory minimum                              4.00      4.00
Total risk based                                13.35     13.51
 Regulatory minimum                              8.00      8.00
Leverage                                         6.97      6.48
 Regulatory minimum                              3.00      3.00

   Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at December 31, 1994.
  The increase in equity capital during 1993 and 1994 was nearly all provided by retained earnings and common stock issued in connection with the company's Dividend Reinvestment and Stock Purchase Plan, offset in 1994 by an unrealized loss on the portfolio of securities available for sale.
  Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

Asset/Liability Management
  Managing interest rate risk is fundamental to the financial services industry. The company manages the inherently different maturity and repricing characteristics of the lending and deposit acquisition lines of business to achieve a desired interest sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity within established policy guidelines.
   The company's Asset/Liability Committee approves policy guidelines, provides oversight to the asset/liability management process, and monitors and adjusts exposure to interest rates in response to loan and deposit flows. Asset/liability activity is reviewed monthly by the company's board of directors.
   An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. In today's interest rate environment, which includes a complex array of both on- and off-balance-sheet financial instruments, traditional static interest rate gap tables do not provide the most comprehensive and informative disclosures about interest-rate risks. The simulation model used by the company reflects the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. It combines the various factors affecting rate sensitivity into a two-year earnings outlook that incorporates management's view of the most likely interest rate environment. The model is updated at least monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature of those rates, with a probability assigned to potential future events which might affect those rates.
   Among the factors the model utilizes which traditional interest rate gap tables do not are rate of change differentials, such as federal funds rates versus savings account rates, maturity effects, such as calls on securities, and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels, such as loans and investment securities, and floating rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various fixed rate assets such as residential mortgages, mortgage-backed securities and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined.
   The following illustrates the effects on net interest income of multiple rate environments compared to the rate environment of December 1994 (the "flat" scenario). For example, in the scenario considered "most likely" the company assumed that the federal funds rate and prime rate would be 6.00% and 9.00%, respectively, at the end of 1995, and would be slightly higher for ten of the twelve months from December 31, 1994 to December 31, 1995.

                                    Flat  Most Likely  Rising    Declining
Assumptions:
  Federal funds rate, December 1995 5.50%     6.00%     8.00%    4.75%
  Prime rate, December 1995         8.50%     9.00%    11.00%    7.75%

Increase (decrease) in net
             interest income     -0-%         4.86%     7.85%    (0.31)%

  Management concludes that the company is asset sensitive at December 31, 1994, which indicates that net interest income is expected to be positively impacted during a period of rising interest rates; however a uniform period of decreasing rates would adversely impact the company. It should be noted, however, these results do not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.

 Quarterly Results of Operations
 In thousands,                        1994                                     1993
except per share
data
                     4th Qtr.   3rd Qtr.  2nd Qtr.  1st Qtr.  4th Qtr.   3rd Qtr.   2nd Qtr.  1st Qtr.
 Interest income      $30,294    $28,926   $28,137   $26,625   $27,565    $27,245    $24,071   $23,938
 Interest expense      12,703     11,972    11,467    11,233    11,680     11,535     10,306    10,729
 Net interest          17,591     16,954    16,670    15,392    15,885     15,710     13,765    13,209
income
 Provision for loan       645        555       574       438       588        786        734       686
losses
 Net interest          16,946     16,399    16,096    14,954    15,297     14,924     13,031    12,523
income after
provision
 Non-interest           4,941      4,274     3,867     4,088     4,681      4,258      3,480     4,613
income
 Non-interest          15,873     14,996    14,900    14,301    15,628     13,985     11,903    11,314
expenses
 Income before
income taxes and
   cumulative
effect of change
   in accounting        6,014      5,677     5,063     4,741     4,350      5,197      4,608     5,822
principle
 Income tax expense     1,963      1,870     1,638     1,604     1,494      1,648      1,428     1,653
 Income before
cumulative effect
   of change in         4,051      3,807     3,425     3,137     2,856      3,549      3,180     4,169
accounting
principle
 Cumulative effect
of change in
   accounting               -          -         -         -         -          -          -       296
principle
 Net income            $4,051     $3,807    $3,425    $3,137    $2,856     $3,549     $3,180    $4,465
 Net income            $4,051     $3,793    $3,405    $3,117    $2,836     $3,528     $3,161    $4,444
applicable to
common stock

 Earnings per           $0.36      $0.34     $0.30     $0.28     $0.25      $0.31      $0.28     $0.40
common share



 Consolidated Statistical
Information (1)(2)
 For the years ended December 31
 Dollars in thousands, except
per share data
                                    1994       1993        1992      1991      1990

 Interest income                   $113,982    $102,819    $95,343   $79,727   $74,800
 Interest expense                    47,375      44,250     46,763    46,819    45,989
 Net interest income                 66,607      58,569     48,580    32,908    28,811
 Provision for loan losses            2,212       2,794      2,618     2,242     3,415
 Net interest income after           64,395      55,775     45,962    30,666    25,396
provision for loan losses
 Non-interest income                 17,170      17,032     13,793     9,237     7,517
 Non-interest expenses               60,070      52,830     39,890    29,228    24,830
 Income before income taxes and
cumulative
   effect of change in               21,495      19,977     19,865    10,675     8,083
accounting principle
 Income tax expense                   7,075       6,223      6,400     3,083     2,003
 Income before cumulative effect
   of change in accounting           14,420      13,754     13,465     7,592     6,080
principle
 Cumulative effect of change in           -         296          -         -         -
accounting principle
 Net income                         $14,420     $14,050    $13,465    $7,592    $6,080
 Net income applicable to common    $14,366     $13,969    $13,328    $7,198    $5,762
stock

 Per common share:(3)
   Primary earnings per share         $1.28       $1.24      $1.25     $1.03     $0.89
   Fully-diluted earnings per          1.28        1.24       1.25      0.99      0.86
share
   Common shareholders' equity         9.96        9.96       9.01      7.78      6.81
at year end
   Cash dividends declared             0.56        0.51       0.44      0.36      0.34
 At year end:
   Total assets                   1,617,835   1,597,453  1,380,626   976,405   843,614
   Total loans, net of unearned   1,143,716   1,006,796    780,846   567,954   538,518
income
   Total deposits                 1,335,509   1,376,227  1,222,050   857,663   732,723
   Long-term debt                    37,334      54,217     21,957    18,958    28,541
   Total shareholders' equity       111,632     112,036     99,406    66,172    50,796
   Common shareholders' equity      111,632     111,026     98,396    62,877    42,991
   Allowance for loan losses         12,529      12,505      9,596     7,700     7,183
 Selected ratios:
   Return on average assets          0.91 %      0.96 %     1.10 %    0.86 %    0.78 %
   Return on average                  12.89       13.24      14.56     13.65     12.85
shareholders' equity
   Return on average common           12.92       13.29      14.57     14.64     13.68
shareholders' equity
   Average shareholders' equity        7.05        7.25       7.58      6.31      6.10
to average total assets
   Leverage ratio                      6.97        6.48       6.57      5.99      5.14
   Tier 1 risk-based capital           9.50        9.37      11.05      9.21      7.60
ratio
   Total risk-based capital           13.35       13.51      12.51     11.58     10.32
ratio
   Common dividend payout ratio       43.88       41.05      35.10     35.03     38.35
   Allowance for loan losses as
a percentage
     of year-end loans                 1.10        1.24       1.23      1.36      1.33
   Nonperforming loans as a
percentage
     of year-end loans                 0.69        0.98       1.15      1.87      1.74
   Net charge-offs as a                0.20        0.26       0.24      0.31      0.52
percentage of average loans
   Net interest margin                 4.57        4.32       4.31      4.04      4.04
 Other data:
   Number of full-time                  836         829        672       473       422
equivalent employees at year end
   Number of common shareholders      1,907
of record at year end

(1)  During 1993, 1992, 1991 and 1990, the company acquired one commercial bank, three  thrift institutions and certain branches of two other thrift institutions in transactions accounted for using the purchase method of accounting. Financial data  pertaining to the acquired entities since the acquisition dates  has  been
included  in  the  consolidated  financial  statements.  See  note  3   to   the
consolidated financial statements.
(2)  In  1994  and 1992, the company merged with four bank holding companies  in transactions accounted for using the pooling-of-interests method of  accounting.
Accordingly,  all  financial data has been restated  as  if  the  entities  were combined  for  all  periods presented. See note 3 to the consolidated  financial statements.
(3)  All  per  common share data has been adjusted to reflect the 4-for-3  stock splits effected December 18, 1992, and December 16, 1991.

                          Independent Auditors' Report




   We have audited the accompanying consolidated balance sheets of Trans Financial Bancorp, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Financial Bancorp, Inc., and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.
   As discussed in note 1 to the consolidated financial statements, in 1993 the company adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 109, "Accounting for Income
Taxes" and No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



                              KPMG PEAT MARWICK LLP
Louisville, Kentucky
January 16, 1995

 Trans Financial Bancorp, Inc.
 Consolidated Balance Sheets
 December 31 - In thousands, except share data
                                                          1994        1993
 Assets
 Cash and due from banks (note 4)                      $80,828     $68,533
 Interest-bearing deposits with banks                      197         447
 Federal funds sold and
    resale agreements                                        -      32,778
 Mortgage loans held for sale                            6,541      45,178
 Securities available for sale (amortized cost
    of $242,079 as of December 31, 1994, and
    $238,861 as of December 31, 1993) (note 5)         229,643     240,036
 Securities held to maturity (market value
    of $81,209 as of December 31, 1994, and
    $148,931 as of December 31, 1993) (note 5)          84,758     145,612
 Loans, net of unearned income (notes 6 and 8)       1,143,716   1,006,796
    Less allowance for loan losses                      12,529      12,505
    Net loans                                        1,131,187     994,291
 Premises and equipment, net (note 7)                   36,440      33,393
 Other assets (note 3)                                  48,241      37,185
    Total assets
                                                    $1,617,835  $1,597,453

 Liabilities and Shareholders' Equity
 Deposits:
    Non-interest bearing                              $192,433    $169,828
    Interest bearing                                 1,143,076   1,206,399
    Total deposits                                   1,335,509   1,376,227
 Federal funds purchased and
    repurchase agreements                               74,553      29,704
 Other short-term borrowings (note 8)                   48,033      15,000
 Long-term debt (note 8)                                37,334      54,217
 Other liabilities                                      10,774      10,269
    Total liabilities                                1,506,203   1,485,417
 Commitments and contingencies (notes 3, 12 and
13)
 Shareholders' equity:
    Preferred stock (note 9)                                 -       1,010
    Common stock, no par value. Authorized
       25,000,000 shares; issued and
       outstanding 11,203,247 and
       11,149,722 shares, respectively                  21,006      20,906
    Additional paid-in capital                          42,810      42,256
    Retained earnings (note 10)                         59,587      51,006
    Unrealized net gain (loss) on
       securities available for sale,
       net of tax (note 5)                             (8,073)         719
    Employee Stock Ownership Plan shares
       purchased with debt (notes 8 and 12)            (3,698)     (3,861)
    Total shareholders' equity                         111,632     112,036
    Total liabilities and shareholders' equity
                                                    $1,617,835  $1,597,453

 See accompanying notes to consolidated financial statements.


 Trans Financial Bancorp, Inc.
 Consolidated Statements of Income
 Years Ended December 31
 In thousands, except per share data           1994       1993        1992

 Interest income
   Loans, including fees                    $94,020    $78,812     $68,683
   Federal funds sold and resale
     agreements                                 540        976         867
   U.S. Treasury and federal agency          15,444     19,856      22,737
securities
   State and municipal obligations            2,770      2,211       1,941
   Other securities                           1,104        844         809
   Interest-bearing deposits with banks         104        120         306
   Total interest income                    113,982    102,819      95,343
 Interest expense
   Deposits                                  41,724     41,486      44,745
   Federal funds purchased
     and repurchase agreements                1,253        673         919
   Long-term debt and other
     borrowings (note 8)                      4,398      2,091       1,099
   Total interest expense                    47,375     44,250      46,763
 Net interest income                         66,607     58,569      48,580
   Provision for loan losses (note 6)         2,212      2,794       2,618
 Net interest income after
   provision for loan losses                 64,395     55,775      45,962
 Non-interest income
   Service charges on deposit accounts        7,384      6,351       4,954
   Loan servicing fees                        2,952      2,183       1,519
   Gains on sales of securities, net            257      1,149         890
(note 5)
   Gains (losses) on sales of mortgage
     loans held for sale, net                 (200)        949       1,366
   Trust services                             1,247      1,133         943
   Brokerage income                           1,305        849         644
   Other                                      4,225      4,418       3,477
   Total non-interest income                 17,170     17,032      13,793
 Non-interest expenses
   Compensation and benefits (note 12)       26,330     23,218      17,838
   Net occupancy expense                      4,572      4,071       3,012
   Furniture and equipment expense            5,284      4,243       3,205
   Deposit insurance                          3,183      2,778       2,365
   Professional fees                          3,742      2,418       1,749
   Postage, printing & supplies               3,516      2,957       2,327
   Communications                             1,131      1,024         690
   Other                                     12,312     12,121       8,704
   Total non-interest expenses               60,070     52,830      39,890
 Income before income taxes and
   cumulative effect of change
   in accounting principle                   21,495     19,977      19,865
 Income tax expense (note 11)                 7,075      6,223       6,400
 Income before cumulative effect
   of change in accounting principle         14,420     13,754      13,465
 Cumulative effect of change in
   accounting principle (note 11)                 -        296           -
 Net income                                 $14,420    $14,050     $13,465
 Net income applicable
   to common stock                          $14,366    $13,969     $13,328
 Primary earnings per common share
(note 1):
   Before cumulative effect of change
     in accounting principle                  $1.28      $1.22       $1.25
   Based on net income applicable to           1.28       1.24        1.25
common stock
 Fully-diluted earnings per common
share (note 1):
   Before cumulative effect of change
     in accounting principle                  $1.28      $1.22       $1.25
   Based on net income applicable to           1.28       1.24        1.25
common stock

 See accompanying notes to consolidated
financial statements.

 Trans Financial Bancorp, Inc.
 Consolidated Statements of Changes in Shareholders' Equity
 In thousands, except share and per share data

                         Preferred Stock           Common Stock      Additional
                        Number                  Number                 Paid-in
                      of shares     Amount     of shares   Amount      Capital

 Balance, December
31, 1991,
   as previously          14,077      $2,285   3,401,494     $8,493     $15,905
reported
 Adjustments for
acquisitions
accounted
   for using the
pooling-of-
interests
   method of
accounting (note
3):
     Kentucky                                    1,022,756      2,557      (394)
Community Bancorp,
Inc.
     Peoples                                       847,903      2,120      3,019
Financial Services,
Inc.
     FGC Holding           1,010       1,010     787,500      1,969       (469)
Company
 Balance, December
31, 1991,
   as restated            15,087      $3,295   6,059,653    $15,139     $18,061

 Net income for the
year
 Cash dividends
declared:
   Common stock,
$.44 per share
   Preferred stock
 Redemption of
preferred stock:
   Class A, 1990           (333)       (999)
Series
   Other                (13,744)     (1,286)
 Common stock                                    1,265,000      3,172     13,944
issued in public
offering
 Common stock
issued in
connection
   with business
combination
accounted
   for as a                                        412,389      1,031      4,984
purchase (note 3)
 Stock options                                       1,914          5         15
exercised
 Common stock
issued in
connection
   with dividend
reinvestment and
stock
   purchase plans                                   37,102         93        498
and other issuances
 Conversion of                                     415,462      1,039      3,411
debentures
 Increase in
unrealized loss
   on marketable
equity securities
 ESOP shares                   -           -           -          -           -
purchased with debt

 Balance, December         1,010      $1,010   8,191,520    $20,479     $40,913
31, 1992

 Net income for the
year
 Cash dividends
declared:
   Common stock,
$.51 per share
   Preferred stock
 Stock options                                       8,577         16         36
exercised
 Common stock
issued in
connection
   with dividend
reinvestment and
stock
   purchase plans                                   47,613         89        738
and other issuances
 Four-for-three                                  2,730,025                   (6)
stock split
 Common stock                                      171,738        322        572
issued in public
offering
 Decrease in
unrealized loss
   on marketable
equity securities
 Net unrealized
gain on securities
   available for
sale, net of tax
 ESOP debt
reduction
 Reissue treasury              -           -         249          -           3
stock

 Balance, December         1,010      $1,010  11,149,722    $20,906     $42,256
31, 1993
 Net income for the
year
 Cash dividends
declared:
   Common stock,
$.56 per share
   Preferred stock
 Redemption of           (1,010)     (1,010)
preferred stock
 Stock options                                      22,018         41        178
exercised
 Common stock
issued in
connection
   with dividend
reinvestment and
stock
   purchase plan                                    31,507         59        376
and other issuances
 Net unrealized
loss on securities
   available for
sale, net of tax
 ESOP debt                     -           -           -          -           -
reduction, net

 Balance, December             -          $-  11,203,247    $21,006     $42,810
31, 1994
 See accompanying notes to consolidated financial statements.

 Trans Financial Bancorp, Inc.
 Consolidated Statements of Changes in Shareholders' Equity
In thousands, except share                 Unrealized
and per share data                          Net Gain      Employee
                              Unrealized   (Loss) on        Stock
                                Loss on    Securities    Ownership
                              Marketable    Available    Plan Shares
                   Retained     Equity     for Sale ,     Purchased
                   Earnings   Securities   Net of Tax     With Debt    Total

 Balance,
December 31,
1991,
   as previously     $15,169       $(114)           $-      $(1,205)   $40,533
reported
 Adjustments for
acquisitions
accounted
   for using the
pooling-of-
interests
   method of
accounting (note
3):
     Kentucky          8,586         (47)                                10,702
Community
Bancorp, Inc.
     Peoples           2,777                                              7,916
Financial
Services, Inc.
     FGC Holding       4,509            -            -             -     7,019
Company
 Balance,
December 31,
1991,
   as restated       $31,041       $(161)           $-      $(1,205)   $66,170

 Net income for       13,465                                             13,465
the year
 Cash dividends
declared:
   Common stock,     (3,330)                                            (3,330)
$.44 per share
   Preferred           (137)                                              (137)
stock
 Redemption of
preferred stock:
   Class A, 1990                                                          (999)
Series
   Other                                                                (1,286)
 Common stock                                                            17,116
issued in public
offering
 Common stock
issued in
connection
   with business
combination
accounted
   for as a                                                               6,015
purchase (note
3)
 Stock options                                                               20
exercised
 Common stock
issued in
connection
   with dividend
reinvestment and
stock
   purchase                                                                 591
plans and other
issuances
 Conversion of                                                            4,450
debentures
 Increase in
unrealized loss
   on marketable                      (2)                                   (2)
equity
securities
 ESOP shares               -            -            -       (2,667)   (2,667)
purchased with
debt

 Balance,            $41,039       $(163)           $-      $(3,872)   $99,406
December 31,
1992

 Net income for       14,050                                             14,050
the year
 Cash dividends
declared:
   Common stock,     (4,002)                                            (4,002)
$.51 per share
   Preferred            (81)                                               (81)
stock
 Stock options                                                               52
exercised
 Common stock
issued in
connection
   with dividend
reinvestment and
stock
   purchase                                                                 827
plans and other
issuances
 Four-for-three                                                             (6)
stock split
 Common stock                                                               894
issued in public
offering
 Decrease in
unrealized loss
   on marketable                      163                                   163
equity
securities
 Net unrealized
gain on
securities
   available for                                   719                      719
sale, net of tax
 ESOP debt                                                        11        11
reduction
 Reissue                   -            -            -             -         3
treasury stock

 Balance,            $51,006           $-         $719      $(3,861)  $112,036
December 31,
1993
 Net income for       14,420                                             14,420
the year
 Cash dividends
declared:
   Common stock,     (5,785)                                            (5,785)
$.56 per share
   Preferred            (54)                                               (54)
stock
 Redemption of                                                          (1,010)
preferred stock
 Stock options                                                              219
exercised
 Common stock
issued in
connection
   with dividend
reinvestment and
stock
   purchase plan                                                            435
and other
issuances
 Net unrealized
loss on
securities
   available for                               (8,792)                  (8,792)
sale, net of tax
 ESOP debt                 -            -            -           163       163
reduction, net

 Balance,            $59,587           $-     $(8,073)      $(3,698)  $111,632
December 31,
1994
 See accompanying notes to consolidated financial statements.

 Trans Financial Bancorp, Inc.
 Consolidated Statements of Cash Flows
 Years Ended December 31
 In thousands                                   1994         1993          1992

 Cash flows from operating activities:
 Net income                                  $14,420      $14,050       $13,465
 Adjustments to reconcile net income to
cash
   provided by operating activities:
     Provision for loan losses                 2,212        2,794         2,618
     Deferred tax expense                      (882)        (522)         (152)
     Gains on sales of securities:
       Available for sale                      (257)      (1,149)             -
       Held to maturity                            -            -         (890)
     Loss (gains) on sales of mortgage           200        (949)       (1,366)
loans
     Loss (gains) on sale of premises          (231)           14          (12)
and equipment
     Depreciation and amortization of          5,032        3,466         2,582
fixed assets
     Amortization of intangible assets         1,087        1.085           688
     Amortization of premium
       on securities and loans, net            2,094        2,090           668
 Increase in accrued interest                (1,593)      (1,370)       (1,118)
receivable
 Decrease (increase) in other assets         (9,924)        2,170         2,776
 Increase (decrease) in accrued                  114        (449)         (244)
interest payable
 Increase (decrease) in other                  4,197      (2,331)       (3,703)
liabilities
 Sale of mortgage loans held for sale        133,598      201,840       128,267
 Originations of mortgage loans held        (95,161)    (221,072)     (123,729)
for sale
   Net cash provided by (used in)             54,906        (333)        19,850
operating activities

 Cash flows from investing activities:
 Net decrease in interest-bearing
deposits
   with banks                                    250        8,460        13,658
 Net decrease (increase) in federal
funds sold
   and resale agreements                      32,778       36,888      (44,384)
 Proceeds from sales of securities:
   Available for sale                          5,183       23,787         8,226
   Held to maturity                                -            -        47,928
 Proceeds from prepayment and call of
securities:
   Available for sale                         50,975        3,872             -
   Held to maturity                           12,363      111,270        75,937
 Proceeds from maturities of
securities:
   Available for sale                         20,412       12,920             -
   Held to maturity                            9,492       44,854        37,990
 Purchases of securities:
   Available for sale                       (21,566)     (49,965)       (2,522)
   Held to maturity                         (20,047)     (94,514)     (196,896)
 Net increase in loans                     (140,434)    (117,798)      (56,540)
 Proceeds from sales of foreclosed             1,950        2,949         1,302
assets
 Purchases of premises and equipment         (9,785)      (5,423)       (6,625)
 Proceeds from disposals of premises           1,569          112           635
and equipment
 Net cash and cash equivalents inflow
(outflow)
   from acquisitions (note 3)                      -      (7,996)        39,835
   Net cash provided by investing           (56,860)     (30,584)      (81,456)
activities

 Cash flows from financing activities:
 Net increase (decrease) in deposits        (40,718)      (9,707)        56,708
 Net increase (decrease) in federal
funds purchased
   and repurchase agreements                  44,849        (431)         4,111
 Net increase (decrease) in other short-      23,033       14,400       (1,987)
term borrowings
 Proceeds from issuance of long-term               -       36,603        11,938
debt
 Repayment of long-term debt                 (6,720)      (4,332)       (6,121)
 Proceeds from issuance of common stock          654        1,770        17,727
 Redemption of preferred stock               (1,010)            -       (2,285)
 Dividends paid                              (5,839)      (4,083)       (3,467)
   Net cash provided by (used in)             14,249       34,220        76,624
financing activities
 Net increase in cash and cash                12,295        3,303        15,018
equivalents
 Cash and cash equivalents at beginning       68,533       65,230        50,212
of year
 Cash and cash equivalents at end of         $80,828      $68,533       $65,230
year (note 2)

 See accompanying notes to consolidated
financial statements.

Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. A description of the more significant accounting policies follows.
  Basis of Presentation
  The consolidated financial statements give retroactive effect to the merger of Trans Financial Bancorp, Inc. ("the company") with Kentucky Community Bancorp, Inc. on February 15, 1994, Peoples Financial Services, Inc. on April 22, 1994, and FGC Holding Company on August 31, 1994 each of which has been accounted for as a pooling of interests, as described in note 3 to the consolidated financial statements.
  Principles of Consolidation
   The consolidated financial statements include the accounts of Trans Financial Bancorp, Inc. and its subsidiaries, all of which are wholly owned. The company's principal subsidiaries are: Trans Financial Bank, National Association; Trans
Financial  Bank;  Trans  Financial Bank Tennessee, National  Association;  Trans
Financial Bank of Martin, National Association; Trans Financial Bank of Tennessee, F.S.B.; and Trans Financial Bank, Federal Savings Bank. Collectively, these six institutions are referred to in this report as "the banks." In addition, the company has a securities broker/dealer, Trans Financial Investment Services, Inc.; a mortgage banking company, Trans Financial Mortgage Company; and a travel agency, Trans Travel Agency, Inc.
   Significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1994 presentations.
  Securities
   Effective  December  31,  1993, the company adopted  Statement  of  Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale beginning December 31, 1993. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of income taxes) beginning December 31, 1993. Securities classified as available for sale prior to December 31, 1993, are reported at the lower of aggregate cost or market value. Securities classified as held to maturity are carried at amortized cost. The company has no securities classified as trading securities.
   Amortization of premiums and accretion of discounts are recorded by a method which approximates a level yield and which, in the case of mortgage-backed securities, considers prepayment risk. The specific identification method is used to determine the cost of securities sold.
  Loans
   Loans are stated at the unpaid principal balance. Interest income on loans is recorded on the accrual basis except for those loans in a nonaccrual income status. Loans are placed in nonaccrual status when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Unearned income, arising principally from consumer installment loans or the deferral of certain loan fees, is recognized as income using a method that approximates the interest method.
  Allowance for Loan Losses
   The allowance for loan losses is maintained at a level that adequately provides for estimated losses in the loan portfolio. The level of the allowance is based on an evaluation of the loan portfolio which includes reviews of individual credits, consideration of past loan loss experience, loan delinquency trends, changes in the composition of the loan portfolio and the impact of current and anticipated future economic conditions. The allowance for loan losses is increased by the provision for loan losses and reduced by net charge-offs. The level of the allowance and the amount of the provision for loan losses involve uncertainties and matters of judgment and therefore, cannot be determined with precision.
  Mortgage Loans Held for Sale
   Mortgage loans held for sale are carried at the lower of aggregate cost or market value, as determined by outstanding loan commitments from investors or current yield requirements. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate.
  Interest Rate Swaps
   The company uses interest rate swaps to manage its sensitivity to interest rate risk. For interest-rate-risk swaps, interest income and expense is accrued over the terms of the agreements, and transaction fees are deferred and amortized through interest income and expense over the terms of the agreements. The fair market value of these instruments is not included in the financial statements.
  Premises and Equipment
   Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the term of the related lease or over the useful life of the improvements, whichever is shorter. Leasing commitments are insignificant.
  Purchased Mortgage Servicing Rights and Excess Service Fees
   The cost of purchased mortgage loan servicing rights ("PMSR's") ($9,166,000 and $3,050,000 at December 31, 1994 and 1993, respectively, net of accumulated amortization), which is included in other assets, is amortized against service fee income in proportion to, and over the period of, estimated net servicing revenues.
   The carrying value of PMSR's and the related amortization are periodically evaluated using a discounted valuation method, in relation to estimated future net servicing revenues. The company evaluates the carrying value of the PMSR's by estimating the future net servicing income of the rights based on management's best estimate of remaining loan lives.
   The normal agency (GNMA, FNMA or FHLMC) servicing fee is used in the capitalization of any excess service fees. When participating interests in loans sold have an average contractual interest rate, as adjusted for normal servicing costs, which differs from the agreed yield to the purchaser, gains or losses are recognized equal to the present value of such differential over the estimated remaining life of such loans. Amortization of capitalized excess servicing fees is reflected as a reduction of loan servicing income using the interest method over the estimated remaining life of such loans, adjusted for actual prepayments.
  Other Assets
   Included in other assets is real estate acquired in settlement of loans and loans classified as in-substance foreclosures, which are carried at the lower of cost or fair value less estimated selling costs. The excess of cost over fair value less estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Provisions for subsequent declines in fair value are included in other non-interest expense. Other costs relating to holding real estate acquired in settlement of loans and in-substance foreclosures are charged to other non-interest expense as incurred. Costs related to real estate in the process of development are capitalized.
  Income Taxes
   The company adopted as of January 1, 1993, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this statement, a current or deferred income tax liability is recognized, subject to certain limitations, for the current or deferred tax consequences of all events that have been recognized in the financial statements. The deferred income tax liability or asset is measured by the provisions of enacted tax laws. Income taxes for prior years were determined in accordance with Accounting Principles Board Opinion No.
11. The cumulative effect of this change in accounting principle, determined as of January 1, 1993, is reported separately in the consolidated statement of income for the year ended December 31, 1993.
  Earnings Per Common Share
   Primary earnings per share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period, with common stock equivalents calculated based on the ending market price, if higher than the average market price. Net income applicable to common stock is net income reduced by dividends on preferred stock.
  The weighted average number of shares outstanding after giving effect to these stock splits were as follows:

In thousands                                1994      1993      1992
Primary                                   11,258    11,245    10,633
Fully diluted                             11,258    11,245    10,633


(2) Statement of Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.
   The following summarizes supplemental cash flow data for the years ended December 31, 1994, 1993 and 1992:

In thousands                                1994      1993      1992
Cash paid for interest                   $47,261   $44,309   $47,225
Cash paid for income taxes                 8,537     7,163     6,609

   Certain non-cash investing and financing transactions are summarized as follows:

 Conversion of debentures                 $    -    $    -    $4,450
 Issuance of stock in business combination     -         -     6,015
 Decrease in unrealized loss on marketable
   equity securities                           -         -         2
 Change in unrealized gain (loss) on
   securities available for sale,
    net of tax                           (8,792)       882         -
 Debt reductions (increases) of Employee
   Stock Ownership Plan (net)                163        11   (2,667)
 Loans transferred to other real estate
   and other foreclosed assets             1,326     1,019     4,834
 Other assets transferred to loans             -       274         -
 Investment securities transferred to
   securities available for sale:
   Upon adoption of SFAS No. 115               -   171,530         -
   Related to business combinations       58,641         -         -
   Other transfers                             -     7,359    53,900
 Reclassification of debt from long-term
    to short-term                         10,000         -         -


(3) Business Combinations
Combinations Consummated through December 31, 1994
   On February 15, 1994, Trans Financial merged with Kentucky Community Bancorp, Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank. As of the date of consummation, KCB had consolidated assets of approximately $175 million, year-to date net interest income of approximately $915 thousand, and year-to-date net income of approximately $325 thousand. Under the terms of the merger the shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company.
   On April 22, 1994, Trans Financial merged with Peoples Financial Services, Inc. ("PFS") of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands and Citizens Federal Savings Bank. As of the date of consummation, PFS had consolidated assets of approximately $123 million, year-to-date net interest income of approximately $1,520 thousand, and year-to-date net income of approximately $330 thousand. Under the terms of the merger, the shares of PFS common stock were converted into 1,302,254 shares of common stock of the company.
   On August 31, 1994, Trans Financial merged with FGC Holding Company ("FGC"), of Martin, Kentucky, the holding company for First Guaranty National Bank. As of the date of consummation, FGC had consolidated assets of approximately $127 million, year-to-date net interest income of approximately $3,420 thousand, and year-to-date net income of approximately $1,290 thousand. Under the terms of the merger, the shares of FGC common stock were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired.
   The consolidated financial statements of the company give effect to these three mergers, each of which has been accounted for as a pooling of interests. Accordingly, financial statements for all periods have been restated to reflect the results of operations of these companies on a combined basis from the earliest period presented, except for dividends per share. Certain reclassifications of the historical results of these companies have been made to conform to the current presentation. There were no material intercompany transactions and no material differences in accounting policies and procedures. The company's consolidated financial data for the years ended December 31, 1993 and 1992 has been restated as follows:

In thousands, except per share data
                                 Trans
Year ended December 31, 1993 Financial         KCB     PFS     FGC   Restated
Net interest income            $40,586      $7,240  $5,230  $5,513   $58,569
Provision for loan losses        1,662         441    241      450     2,794
Net income                       9,316         964   1,847   1,923    14,050
Fully diluted earnings per
   common share                  $1.24                                 $1.24

Year ended December 31, 1992
Net interest income            $31,396      $7,202  $4,762  $5,220   $48,580
Provision for loan losses        1,216         838     264     300     2,618
Net income                       9,060       1,349   1,229   1,827    13,465
Fully diluted earnings per
   common share                  $1.30                                 $1.25

   On  July  6, 1993, Trans Financial acquired all of the outstanding  stock  of
Trans  Kentucky  Bancorp, Inc., the holding company for  The  Citizens  Bank  of
Pikeville, now Trans Financial Bank. The aggregate costs, including consider ation and acquisition costs were approximately $19 million. The excess of the costs over the fair value of net assets acquired of $117,000 was recorded as goodwill. This acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations and cash flows of this entity have been included in the consolidated financial statements since the date of acquisition.
   On February 1, 1993, PFS sold 31,225 shares (equivalent to 171,738 shares of common stock of the company, based on the exchange ratio of 5.5 shares of common stock of the company for each share of PFS common stock) of newly-issued common stock in connection with its acquisition of Citizens Federal Savings Bank,
Rockwood, Tennessee, ("Citizens") pursuant to a definitive agreement entered into by PFS and Citizens in May, 1992. In connection with the acquisition, PFS and Citizens adopted a Plan of Conversion/Acquisition ("Plan") whereby Citizens was converted from a federally-chartered mutual institution to a federally-chartered stock institution. Pursuant to the Plan, shares of capital stock of PFS were offered initially for subscriptions to eligible members of Citizens and to certain other persons as of specified dates and subject to various subscription priorities as provided by the Plan. The capital stock was offered at a price determined by PFS's Board of Directors based upon an appraisal made by an independent appraisal firm. The offering raised gross proceeds of approximately $1,405,000, all of which was used in the acquisition of Citizens. PFS incurred costs of $511,000 associated with the offering. All costs incurred associated with the sale of stock and acquisition were deducted from the proceeds of the sale of stock. The transaction was accounted for as a pooling of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.
   On  March  26,  1992,  the  company acquired First Federal  Savings  Bank  of
Tennessee and its wholly-owned subsidiaries, now Trans Financial Bank of Tennessee, F.S.B., for cash and common stock of the company. The aggregate costs, including consideration and acquisition costs, were $11,270 thousand. The 412,389 shares of common stock issued were valued at $6.0 million. The excess of costs over the fair value of net assets acquired of $17,000 was recorded as goodwill.
  On March 27, 1992, the company acquired Maury Federal Savings Bank for cash of $10,989 thousand. Aggregate consideration and acquisition costs totaled $11,110 thousand. The excess of the fair value of net assets over costs of $468,000 was allocated to reduce the values assigned to premises and equipment. On November 27, 1992, this entity was merged with Trans Financial Bank of Tennessee, F.S.B.
   These two acquisitions have been accounted for using the purchase method of accounting and, accordingly, the results of operations and cash flows of these two entities have been included in the consolidated financial statements since the dates of acquisition.
   On August 7, 1992, the company acquired five middle Tennessee branches of Heritage Federal Bank for Savings. In this transaction the company's wholly-owned subsidiary, Trans Financial Bank of Tennessee, F.S.B., assumed approximately $55 million in deposits, acquired approximately $2.3 million in premises and equipment, and received approximately $52 million in cash, net of an $800 thousand premium.
   On December 31, 1992, the company merged with Dawson Springs Bancorp, Inc. ("DSB"), the holding company for Kentucky State Bank and Commercial Bank of Dawson. Under the terms of the merger all shares of DSB common stock outstanding were converted into 560,088 shares of Trans Financial Bancorp, Inc. common stock. The transaction was accounted for as a pooling of interests and, accordingly, all financial data has been restated as if the entities were combined for all periods presented. On December 31, 1992 these banks were merged into Trans Financial Bank, National Association.
   Intangibles (goodwill and deposit base premium) from the above transactions, as well as acquisitions consummated in prior years, are being amortized over periods ranging from ten to twenty years using straight-line and accelerated methods and had a combined unamortized balance of $7,409,000 and $8,373,000 at December 31, 1994 and 1993, respectively.

Pending Business Combination
   On November 16, 1994, the company entered into an agreement to purchase from Fifth Third Bank of Kentucky, Inc. approximately $400 thousand of consumer loans, certain branch facilities and to assume approximately $40 million of deposits related to Fifth Third's Bowling Green and Scottsville, Kentucky branches. The acquisition is expected to be consummated during the first quarter of 1995.


(4) Cash and Due from Banks
Regulatory authorities require the banks to maintain reserve balances on customer deposits. The amounts of required reserves totaled approximately $21,911,000 at December 31, 1994, and $18,972,000 at December 31, 1993.


(5) Securities
Effective  December  31,  1993,  the  company  adopted  Statement  of  Financial
Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale beginning December 31, 1993. In conjunction with the adoption of Statement No. 115, $171.5 million of investment securities were transferred to securities available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of tax) beginning December 31, 1993. Securities available for sale prior to December 31, 1993, were carried at the lower of aggregate cost or market value.
   The following summarizes securities available for sale at December 31, 1994 and 1993.

                               Amortized         Unrealized           Market
 December 31, 1994 (In            Cost       Gains       Losses       Value
thousands)
 U.S. Treasury and federal       $153,535          $-      $7,051      $146,484
agency securities
 Collateralized mortgage
obligations
   and mortgage-backed             75,855           -       4,960        70,895
securities
 Equity securities                 12,689          27         452        12,264
   Total securities available    $242,079         $27     $12,463      $229,643
                     for sale

                               Amortized         Unrealized           Market
 December 31, 1993 (In            Cost       Gains       Losses       Value
thousands)
 U.S. Treasury and federal       $123,023      $1,108        $454      $123,677
agency securities
 Collateralized mortgage
obligations
   and mortgage-backed            104,633       1,086         446       105,273
securities
 Equity securities                 11,205          42         161        11,086
   Total securities available    $238,861      $2,236      $1,061      $240,036
                     for sale

 The amortized cost and approximate market values of securities held to maturity as of December 31, 1994 and 1993, follows:

                               Amortized         Unrealized           Market
 December 31, 1994 (In            Cost       Gains       Losses       Value
thousands)
 U.S. Treasury and federal         $3,081          $-        $356        $2,725
agency securities
 Collateralized mortgage
obligations
   and mortgage-backed             26,372           -         954        25,418
securities
 State and municipal               49,752         254       2,130        47,876
obligations
 Corporate debt securities          5,553           -         363         5,190
     Total securities held to     $84,758        $254      $3,803       $81,209
                     maturity

                               Amortized         Unrealized           Market
 December 31, 1993 (In            Cost       Gains       Losses       Value
thousands)
 U.S. Treasury and federal        $51,759        $565        $114       $52,210
agency securities
 Collateralized mortgage
obligations
   and mortgage-backed             45,660       1,122          75        46,707
securities
 State and municipal               42,162       1,945         209        43,898
obligations
 Corporate debt securities          6,031         104          19         6,116
     Total securities held to    $145,612      $3,736        $417      $148,931
                     maturity

  Included in equity securities at December 31, 1994, are Federal Home Loan Bank and Federal Reserve Bank stock of $5,617,000 and $1,533,000, respectively. At December 31, 1993, these stock investments were $4,572,000 and $1,176,000, respectively.
  The amortized cost and approximate market value of debt securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed obligations generally have contractual maturities in excess of ten years, but shorter expected maturities as a result of prepayments.

                                  Securities Held            Securities
                                    to Maturity          Available for Sale
                               Amortized     Market    Amortized     Market
 In thousands                     Cost       Value        Cost        Value
 Due in one year or less           $4,047      $4,076     $32,902      $32,510
 Due after on year
   through five years              16,361      15,940      80,181       77,492
 Due after five years
   through ten years               28,988      27,174      40,452       36,482
 Due after ten years                8,990       8,601           -            -
                                   58,386      55,791     153,535      146,484
 Collateralized mortgage
obligations
   and mortgage-backed             26,372      25,418      75,855       70,895
securities
                                  $84,758     $81,209    $229,390     $217,379


 Securities with a carrying value of approximately $148,348,000 and $147,174,000 at December 31, 1994 and 1993, respectively, were pledged to secure public funds, trust funds and for other purposes.
  Gross gains of $257,000; $1,236,000; and $1,086,000; and gross losses of $-0-;
$87,000; and $196,000 were realized on sales of securities in 1994, 1993, and 1992, respectively.


(6) Loans
The company extends credit in the form of commercial loans, real estate loans and consumer loans to customers primarily in the immediate market areas of its subsidiaries. The composition of loans at December 31, 1994 and 1993 follows:

 In thousands                                            1994         1993
 Commercial                                          $318,970     $320,952
 Commercial real estate                               334,567      234,308
 Residential real estate                              339,488      304,990
 Consumer                                             153,754      150,202
 Unearned income                                      (3,063)      (3,656)
    Loans net of unearned income                   $1,143,716   $1,006,796

 The principal balance of nonaccrual and restructured loans at December 31, 1994 and 1993 was $4,405,000 and $7,517,000, respectively. The interest that would have been recorded if all those loans were in an accrual status in accordance with their original terms was approximately $519,000 in 1994, $452,000 in 1993, and $505,000 in 1992. The amount of interest income that was actually recorded for those loans was approximately $81,000 in 1994, $37,000 in 1993, and $134,000 in 1992.
 Loans to executive officers and directors and their associates, including loans to affiliated companies for which these individuals are principal owners, amounted to approximately $42,127,000 at December 31, 1994 and $26,750,000 at December 31, 1993. During 1994, new loans of $49,389,000 were made and repayments of $32,950,000 were received. Other changes include increases for changes in executive officers and directors of $8,605,000 and decreases related to participations sold of $9,667,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other customers. Included in the balance of loans to executive officers and directors at December 31, 1994, is a loan to a director of a subsidiary bank totaling $1.6 million which is considered to be a potential problem loan.
 An analysis of the changes in the allowance for loan losses follows:

 In thousands                                        1994      1993      1992

 Balance at January 1                             $12,505    $9,596    $7,700
   Provision for loan losses                        2,212     2,794     2,618
   Balance of allowance for loan losses
     of acquired subsidiaries                           -     2,433     1,016
   Loans charged off                              (2,791)   (3,446)   (2,499)
   Recoveries of loans previously charged off         603     1,128       761
   Net charge-offs                                (2,188)   (2,318)   (1,738)
 Balance at December 31                           $12,529   $12,505    $9,596


  During 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). This statement must be adopted on a prospective basis by January 1, 1995. SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Management has determined that the adoption of SFAS 114 in 1995 will not have a material adverse effect on the company's consolidated financial statements.

(7) Premises and Equipment
A summary of premises and equipment at December 31, 1994 and 1993, follows:

 In thousands                                               1994           1993
 Land and improvements                                    $5,827         $5,703
 Buildings and improvements                               30,561         31,591
 Furniture and equipment                                  31,714         23,918
                                                          68,102         61,212
 Less accumulated depreciation and amortization           31,662         27,819
    Total premises and equipment                         $36,440        $33,393

 (8) Long-Term Debt and Other Short-Term Borrowings
Long-term debt consisted of the following at December 31, 1994 and 1993:

 In thousands                                                    1994      1993
 7.25% Subordinated Notes; due September 15,
   2003; interest payable quarterly                           $32,930   $33,000
 Advance from the Federal Home Loan Bank;
   due May 9, 1994; interest at 4.50%,
   payable monthly                                                  -    10,000
 Employee Stock Ownership Plan ("ESOP") note payable
   to bank; due September 30, 2000; interest at the
lender's
   base rate; principal and interest payable quarterly          3,223     3,106
 Employee Stock Ownership Plan  ("ESOP") note
   payable to bank; due July 31, 1996; interest at
   82.5% of the prime rate, principal and interest
   payable quarterly                                              475       755
 Secured note payable to bank; due May 1998;
   interest at 6.7%, principal and interest payable
   quarterly                                                        -     2,818
 Unsecured note; due 1994; interest at 6-5/8%,
   payable annually                                                 -        42
 Debentures payable; due January 2000; interest
   at the prime rate, payable quarterly                             -     3,790
 Unsecured demand notes; interest at the
   prime rate, payable quarterly                                  706       706
    Total long-term debt                                      $37,334   $54,217

 Other short-term borrowings consisted of the following at December 31, 1994 and 1993:

 In thousands                                                   1994       1993
 Advance from the Federal Home Loan Bank;
   due January 20, 1994; interest at 3.45%,
   payable monthly                                                $-    $15,000
 Advance from the Federal Home Loan Bank;
   due March 27,1995; interest at 6.45%,
   payable monthly                                            15,000          -
 Advance from the Federal Home Loan Bank;
   due December 27, 1995; interest at 7.7%,
   payable monthly                                             3,000          -
 Advance from the Federal Home Loan Bank;
   due January 13, 1995; interest at 5.6%,
   payable monthly                                            20,000          -
 Advance from the Federal Home Loan Bank;
   due December 1, 1995; interest at 7.35%,
   payable monthly                                            10,000          -
 All other short-term borrowings                                  33          -
    Total other short-term borrowings                        $48,033    $15,000

  The prime interest rate and base rate associated with certain of the above obligations was 8.5% at December 31, 1994, and 6.0% at December 31, 1993.
  The company has a $3,000,000 unsecured operating line of credit with an unaffiliated bank. This obligation has substantially the same restrictive covenants as the ESOP loan due September 30, 2000, as described below. The line was not in use at December 31, 1994 or 1993.
  The advances from the Federal Home Loan Bank are collateralized by the company's Federal Home Loan Bank stock and certain first mortgage loans in the approximate amount of 150% of the debt.
 The ESOP note payable due September 30, 2000, is guaranteed by the company. The related loan agreement has a number of restrictive covenants, including maintaining capital levels of the company and the banks at least at the minimum levels required by applicable regulatory agencies; maintaining the company's risk-weighted capital ratio, as defined, at not less than 9.25%; maintaining the company's leverage ratio, as defined, at not less than 5.25%; maintaining the company's annualized return on assets at the date of financial reports required by regulations at no less than .50%; maintaining nonperforming loans, as defined, at less than 2.50% of gross loans at the date of required financial reports; and maintaining on a consolidated basis an allowance for loan losses of at least .75% of gross loans. The ESOP note payable due July 31, 1996, is also guaranteed by the company. The loan obligations of the ESOP are recorded on the consolidated balance sheet with a corresponding amount recorded as a reduction of the company's shareholders' equity. Both the loan obligation and the reduction of shareholders' equity are reduced by the amount of any loan repayments made by the ESOP. The company's Employee Stock Ownership Plan is described in note 12 to the consolidated financial statements.
  Principal payments required for the years 1994 through 1999 on long-term debt at December 31, 1994, are as follows:

   Year ended December 31                                    In
                                                            thousands
      1995                                                       $669
      1996                                                        578
      1997                                                        604
      1998                                                        672
      1999                                                        671
      Later years                                              34,140


(9) Shareholders' Equity
Common Stock
  The company has stock option plans which permit options to be granted for a maximum of 857,888 shares of common stock of the company. Under the terms of the plans, options with ten-year terms may be granted to certain key employees to purchase common stock at not less than fair value of the common stock at the date of grant. A summary of share data related to the option plan, adjusted for stock splits, follows:

                                                     Number       Option price
                                                    of shares      per share
 Options outstanding December 31, 1991                  225,141    $4.55-$11.53
 Granted                                                 11,236           $6.13
 Exercised                                              (2,451)    $8.44-$9.375
 Terminated or canceled                                (19,671)               -
 Options outstanding December 31, 1992                  214,255    $4.55-$11.53
 Granted                                                 79,673          $16.00
 Exercised                                              (8,577)     $6.13-$8.16
 Terminated or canceled                                (28,374)               -
 Options outstanding December 31, 1993                  256,977    $4.55-$16.00
 Granted                                                141,550   $15.25-$16.50
 Exercised                                             (18,018)    $6.13-$11.53
 Terminated or canceled                                (32,852)               -
 Options outstanding December 31, 1994                  347,657    $4.55-$16.50

Of the options outstanding, 108,725 were exercisable as of December 31, 1994.

Preferred Stock and Rights Plan
  During 1992, the company's Articles of Incorporation were amended to eliminate two series of Class A Preferred Stock, designated the 1988 and 1990 Series, and to authorize 5,000,000 shares of Class B Preferred Stock, Series 1992. Series 1992 Class B Preferred Stock is issuable in connection with the company's Shareholder Rights Plan and carries the right to cumulative annual dividends of $6.00 per share or 133 times dividends per common share (subject to adjustment), whichever is greater.
  FGC had authorized, issued and outstanding two classes of preferred stock, Class A and Class B, which were redeemed on September 1, 1994. At December 31, 1993, there were no dividends in arrears on preferred stock.
  On January 20, 1992, the company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, the Board declared a dividend of one right for each outstanding share of common stock. In addition, the company will issue one right with respect to each share of common stock issued subsequent to that date. Each right, when and if it becomes exercisable, will entitle the registered holder to purchase from the company 1/100 of a share of Series 1992 Preferred Stock, subject to adjustment, at an exercise price of $45. The description and terms of the rights are set forth in a Rights Agreement, dated as of January 20, 1992, between the company and First Union National Bank, as Rights Agent. The Board may redeem the rights in whole, but not in part, at a price of $.01 per right.
  The rights become exercisable only if a person or group acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the company's outstanding common stock, the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, or a tender or exchange offer is commenced for 25% or more of the outstanding common stock.
 After the rights become exercisable, if any person becomes the beneficial owner of more than 15% of the outstanding common stock, or the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, then the rights will entitle each holder of a right to purchase, for the exercise price, the number of shares of preferred stock which at the time of the transaction would have a market value twice the exercise price.


(10) Dividend Restrictions
  Payment of dividends by the company's subsidiaries is restricted by national and state banking and thrift laws and regulations. Also, certain notes payable described in note 8 include restrictive covenants related to the maintenance of minimum capital ratios by the banks, which effectively restrict the payment of dividends. At December 31, 1994, the aggregate retained earnings of the company's subsidiaries was approximately $52.9 million, of which approximately $19.7 million is available as of January 1, 1995, for the payment of dividends under the most restrictive of the above restrictions.
 Certain notes payable described in note 8 include restrictive covenants related to the maintenance of minimum capital ratios, which effectively restrict the payment of dividends by the company. Also, minimum regulatory capital requirements effectively limit the payment of dividends. At December 31, 1994, the most restrictive of the covenants limited the payment of dividends by the company to approximately $27.8 million.


(11) Income Taxes
  As discussed in note 1, the company adopted in 1993 Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of this change in accounting for income taxes, determined as of January 1, 1993, was an increase in net income of $296,000 and is reported separately in the consolidated statement of income for 1993. Financial statements for prior years have not been restated to apply the provisions of Statement 109.
  Total income tax expense (benefit) for the years ended December 31, 1994 and 1993 was allocated as follows:

 In thousands                                                    1994      1993
 Income before income tax and
   cumulative effect of change in
   accounting principle                                        $7,075    $6,223
 Shareholders' equity, for unrealized net
   gain (loss) on securities available for sale               (4,818)       455
                                                               $2,257    $6,678

 The components of income tax expense (benefit) were as follows:

 In thousands                                        1994        1993      1992
 Current                                           $7,957      $6,745    $6,551
 Deferred                                           (882)       (522)     (152)
                                                   $7,075      $6,223    $6,399
  An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                             1994      1993      1992
 U.S. federal income tax rate              35.0 %    35.0 %    34.0 %
 Changes from the statutory rate:
   Tax exempt investment income             (5.1)     (4.5)     (4.0)
   Amortization of goodwill                   0.8       0.8       0.7
   Acquisition costs                          1.2       0.0     (0.1)
   State income taxes, net of
     federal tax benefit                      1.2       1.0       1.1
   Statutory bad debt deduction                 -         -     (0.6)
   Surtax exemption                             -     (0.5)         -
   Other, net                               (0.2)     (0.6)       1.1
                                           32.9 %    31.2 %    32.2 %

 The sources of timing differences and the resulting deferred income tax expense (benefit) for 1992 follows:

 In thousands                                                    1992
 Loan loss provision in excess of
   amount allowed for tax purposes                             $(308)
 Tax gains on sales of loans                                     (80)
 Loan fees                                                      (101)
 Other, net                                                       337
                                                               $(152)

 The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1993, are presented below:

 In thousands                                          1994      1993
 Deferred tax assets:
 Allowance for loan losses                           $3,200    $2,410
 Deferred compensation                                  293       301
 Investment securities                                4,480         -
 Differences due to purchase accounting
   adjustments related to the
following:
     Accrued expenses                                   505       545
     Mortgage servicing                                 167       179
     Other                                               73        79
       Total gross deferred tax assets                8,718     3,514
       Less valuation allowance                       (108)     (108)
       Net deferred tax asset                         8,610     3,406

 Deferred tax liabilities:
 Differences due to purchase accounting
   adjustments related to the
following:
     Investments and other assets                       870       916
     Premises and equipment                             415       422
     FHLB stock                                         449       449
 Amortization of intangibles                             58        99
 Deferred loan fees                                     239       509
 Depreciation                                           228       209
 Investment securities                                    -       279
 FHLB stock                                             178        40
 Other                                                   21        31
       Total deferred tax liabilities                 2,458     2,954
       Net deferred tax asset                        $6,152      $452

  The valuation allowance for deferred tax assets as of January 1, 1993, was $108,000. There was no change in the total valuation allowance for the years ended December 31, 1994 and 1993. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1994.
  Shareholder's equity of Trans Financial Bank of Tennessee, F.S.B., and Trans Financial Bank, Federal Savings Bank, at December 31, 1994, include $5,101,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carrying back net operating losses to prior years may create income for tax purposes only, which would be subject to the then current corporate income tax rate.


(12) Employee Benefit Plans
  The company has an employee stock ownership plan ("ESOP") under which the company and its subsidiaries will contribute to the ESOP an amount determined by the respective Boards of Directors at their discretion. In November 1993 Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, was issued by the American Institute of Certified Public Accountants. The SOP prescribes changes in the accounting for the company's ESOP once all unallocated shares held by the ESOP on December 31, 1992, are exhausted. Shares acquired after December 31, 1992, will be subject to the accounting prescribed in the SOP. The changes include recognition of compensation cost, accounting for dividends on allocated and unallocated shares and the inclusion in earnings per share calculations of shares committed to be released from the ESOP. As debt is repaid, shares are released from collateral and allocated to active employees based on total debt service for the year. At December 31, 1994, the ESOP owned 257,108 allocated and 304,236 unallocated shares. The company recognized expenses related to the ESOP based on cash contributions, with such amounts exceeding the amount computed under the shares allocated method. The interest incurred on the ESOP note payable, the amount contributed by the company to the ESOP, and the amount of dividends on ESOP shares used for debt service by the ESOP for 1994, 1993, and 1992 were as follows:

In thousands                                1994      1993      1992
Interest incurred                           $263      $236      $100
Contributions                                894       597       400
Dividends used for debt service              118         6        67

  The company has a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code. Under the amended profit sharing plan, the company and its subsidiaries will provide funds to match the contribution made by the participating employee up to a maximum of 4% of the employee's salary. Contribu tions in accordance with the profit sharing plan were approximately $509,000 in 1994, $360,000 in 1993, and $214,000 in 1992.
  KCB was the sponsor of a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code. Under the profit sharing plan, KCB provided funds to match the contributions made by the participating employees up to a maximum of 6% of the employee's salary. Contributions in accordance with the profit-sharing plan were approximately $9,000 in 1994, $31,000 in 1993, and $29,000 in 1992.
 Former full-time employees of Kentucky State Bank who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. Pension expense for this plan was $5,000 in 1994, $2,000 in 1993, and $14,000 in 1992. The plan's funded status at December 31, 1994, was composed of plan assets of $453,000 and a projected benefit obligation of approximately $586,000.
  Full-time employees of KCB who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. On May 31, 1993, KCB froze the plan, thereby eliminating the accrual of benefits for participants after that date. The consolidated financial statements for 1993 include the recognition of the cost of curtailment of the plan for the freezing in 1993
($45,000) and recognition of prior unrecognized loss in anticipation of plan termination ($309,000). Net pension expense for this plan was $-0- in 1994, $367,000 in 1993, and $58,000 in 1992. The plan's funded status at December 31, 1994, was composed of plan assets of $1,088,000 and a projected benefit obligation of approximately $1,343,000.
  Former full-time employees of PFS who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. PFS was a member of the Financial Institutions Retirement Fund, which is a nonprofit pension trust through which the Federal Home Loan Bank, savings banks and similar institutions may cooperate in providing for the retirement of their employees. No contributions were required in 1994, 1993, or 1992.
  The company has no significant commitments to pay post-retirement or post-employment benefits other than as described above.
  Stock options granted to key employees are described in note 9 to the consolidated financial statements.


(13) Commitments and Contingent Liabilities
Off-Balance-Sheet Financial Instruments
  The company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit, standby letters of credit, and derivative financial instruments. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheet. The extent of the company's involvement in various commitments is expressed by the contract amount of such instruments.
  Commitments to extend credit, which amounted to $247,621,000 at December 31, 1994, and $201,634,000 at December 31, 1993, are agreements to lend to a customer as long as all conditions established in the contract are fulfilled. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Market risk arises on fixed rate commitments if interest rates have moved adversely subsequent to the extension of credit. The company believes that market risk related to these commitments is not significant. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based upon management's credit evaluation of the customer. Collateral varies but may include accounts receivable, inventory, property, plant, equipment, residential properties, income-producing commercial properties, marketable securities and interest-bearing time deposits.
  Standby letters of credit are conditional commitments issued by the company guaranteeing the performance of a customer to a third party. Those guarantees primarily consist of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. Most guarantees are for one year or less. The risk to the company arises from its obligation to make payment in the event of the customer's contractual default and is essentially the same as that involved in extending loan commitments to customers. The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the customer. Collateral held varies. The company believes the market risk related to the standby letters of credit is not significant. The company had standby letters of credit outstanding totaling $35,759,000 and $33,776,000 at December 31, 1994 and 1993, respectively.
  Commercial letters of credit are short-term commitments generally used to finance a commercial contract for the shipment of goods from seller to buyer. At December 31, 1994 and 1993, the company had $-0- and $4,861,000, respectively, in commercial letters of credit outstanding.
  Derivative financial instruments are financial instruments whose values and characteristics are derived from those of other financial instruments. A necessary component of the company's overall interest rate risk management strategy is the use of off-balance-sheet derivatives. Utilizing off-balance-sheet derivatives allows the company to manage earnings volatility and is a cost and capital- efficient way to modify the repricing or maturity characteristics of on-balance sheet assets and liabilities. Off-balance sheet derivative transactions used for interest rate sensitivity management could include swaps, futures and options with indices that directly relate to the pricing of specific assets and liabilities of the company. The company believes there is minimal risk that the derivatives used for rate sensitivity management will have any significant unintended effect on the company's financial condition or results of operations.
 As of December 31, 1994, the company was in an asset sensitive position because the repricing characteristics of the asset and liability portfolio were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. To assist in achieving a desired level of interest rate sensitivity the company, in 1994, entered into a $20 million notional amount interest rate swap which effectively converts certain certificates of deposit from fixed interest rates to floating rates. The company pays a variable interest rate and receives a fixed rate of 4.38%. The variable rate at December 31, 1994 was 5.64%. This instrument expires on May 3, 1996. Interest income and expense is accrued over the term of the agreement. The related fair value of the off-balance sheet instrument (the discounted present value of the difference between the current market rate and the actual swap rate) was $(.9) million at December 31, 1994. The increased contribution to net interest income in a higher interest rate environment from on-balance sheet assets will substantially offset the negative impact on net interest income of any interest payments made by the company in an increasing rate environment.
  Although off-balance sheet derivative instruments do not expose the company to credit risk equal to the notional amount, the company is exposed to credit risk equal to the fair value gain in an off-balance sheet derivative instrument if the counterparty fails to perform. The company minimizes the credit risk in these instruments by dealing only with high quality counterparties and each transaction is specifically approved for applicable credit exposure. The credit exposure of each outstanding off-balance sheet derivative instrument is either collateralized with U.S. Government or agency securities or is with a counterparty who has credit ratings of at least investment grade from one of the major rating agencies. Further, the company's policy is to require all transactions be governed by an International Swap Dealers Association Master Agreement and be subject to bilateral collateral arrangements.
  In  addition,  the  company  requires all off-balance  sheet  transactions  be employed solely with respect to asset/liability management or transaction/inventory hedging purposes, not for general speculative trading activity.
Other Off-Balance-Sheet Risks
 With respect to mortgage loans sold to investors, such loans are generally sold with servicing rights retained, with only the normal legal representations and warranties regarding recourse to the company. Management believes that any liabilities which may result from such recourse provisions are not significant. Legal Proceedings
  As of December 31, 1994, there were various pending legal actions and proceedings against the company in which claims for damages are asserted. Management, after discussion with legal counsel, believes that the ultimate result of these legal actions and proceedings will not have a material adverse effect upon the consolidated financial statements of the company.


(14) Fair Value of Financial Instruments

The estimated fair values of the company's financial instruments are as follows:

                              December 31, 1994         December 31, 1993
                             Carrying      Fair      Carrying        Fair
 In thousands                 Amount      Value       Amount         Value
 Financial assets:
   Cash and short-term         $81,025     $81,025     $101,758       $101,758
investments
   Securities                  314,401     310,852      385,648        388,967
   Loans                     1,137,728   1,126,713    1,039,469      1,050,353
 Financial liabilities:
   Deposits                  1,335,509   1,328,893    1,376,227      1,382,549
   Federal funds purchased
     and repurchases            74,553      74,553       29,704         29,704
   Long-term debt and
     other short-term           85,367      82,613       69,217         69,142
borrowings

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash, Short-Term Investments, Federal Funds Purchased and Repurchases
  For these short-term instruments, the financial statement carrying amount approximates fair value.
Securities
  The fair value of securities is based on quoted market prices or, if market prices are not available, is estimated by discounting future cash flows using current rates at which investments would be made in similar instruments with similar credit ratings and equivalent remaining maturities.
Loans
 The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposits
  The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
Long-term Debt and Other Short-term Borrowings
  Rates currently available to the company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Off-Balance-Sheet Financial Instruments
  The fair values of loan commitments and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The value of these financial instruments was not material at December 31, 1994 and 1993.
Limitations on Fair Value Reporting
 The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
  The fair value estimates are based on financial instruments only. The company has not attempted to estimate the value of assets and liabilities not considered to be financial instruments, such as premises and equipment, the mortgage banking operation and the intangible value of its core deposits and branch system. Accordingly, the fair value estimates do not represent a fair value for the company as a whole.


(15) Parent Company Financial Statements
Condensed financial data for Trans Financial Bancorp, Inc. (parent company only) as of December 31, 1994 and 1993 and for the years ended December 31, 1994, 1993 and 1992 are as follows:

 Condensed Balance Sheets
 December 31 - In thousands                                    1994        1993
 Assets
 Cash on deposit with subsidiaries                           $2,507     $15,977
 Investment in subsidiaries                                 143,303     137,507
 Other investments                                               74         342
 Other assets                                                 4,346       3,522
    Total assets                                           $150,230    $157,348

 Liabilities and Shareholders' Equity
 Long-term debt and other notes payable                     $37,334     $44,191
 Other liabilities                                            1,264       1,121
 Shareholders' equity                                       111,632     112,036
    Total liabilities and shareholders' equity             $150,230    $157,348


 Condensed Statements of Income
 Years Ended December 31
 In thousands                                       1994       1993        1992
 Income
   Dividends from subsidiaries                   $15,860    $12,675     $13,546
   Other interest and dividends                      285        146          34
   Management fees from subsidiaries
     and other income                              3,732      4,620       4,359
   Total income                                   19,877     17,441      17,939
 Expenses
   Interest on long-term debt
     and other notes payable                       2,657      1,400         883
   Other expenses                                 10,071      8,478       6,362
   Total expenses                                 12,728      9,878       7,245
 Income before income tax benefit
   and equity in undistributed
   earnings of subsidiaries                        7,149      7,563      10,694
 Federal income tax benefit                        2,621      1,661         774
 Income before equity in undistributed
   earnings of subsidiaries                        9,770      9,224      11,468
 Equity in undistributed earnings of               4,650      4,826       1,997
subsidiaries
 Net income                                      $14,420    $14,050     $13,465



 Condensed Statements of Cash Flows
 Years Ended December 31
 In thousands                                       1994       1993        1992
 Cash flows from operating activities:
 Net income                                      $14,420    $14,050     $13,465
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Amortization                                    932        526         663
     Equity in undistributed earnings of         (4,650)    (4,826)     (1,997)
subsidiaries
     Gain on sales of investments                      -          -       (119)
 Increase in other assets                          (986)    (2,351)       (508)
 Increase (decrease) in other liabilities            143      (102)          51
   Net cash provided by operating activities       9,859      7,297      11,555

 Cash flows from investing activities:
 Investments in and acquisitions of             (10,440)   (22,716)    (23,077)
subsidiaries
 Net decrease in interest-bearing
   deposits with banks                                 -          -         500
 Purchases of other investments                        -          -           -
 Proceeds from maturities and sales
   of other investments                                -          -       1,946
   Net cash used in investing activities        (10,440)   (22,716)    (20,631)

 Cash flows from financing activities:
 Proceeds from issuance of long-term debt              -     36,129       1,938
 Repayment of long-term debt and other notes     (6,694)    (4,542)     (4,716)
payable
 Proceeds from issuance of common stock              654      1,770      17,727
 Redemption of preferred stock                   (1,010)          -     (2,285)
 Dividends paid                                  (5,839)    (4,083)     (3,467)
   Net cash provided by (used in) financing     (12,889)     29,274       9,197
activities
 Net increase (decrease) in cash and cash       (13,470)     13,855         121
equivalents
 Cash and cash equivalents at beginning of        15,977      2,122       2,001
year
 Cash and cash equivalents at end of year         $2,507    $15,977      $2,122

 Supplemental information:
   Cash paid for interest                         $2,710     $1,402        $971
   Non-cash transactions (note 2)                (8,629)        893       7,798

                                    Exhibits
                                                                 Sequentially
                                                                Numbered Pages
      4(a)Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 3 of the registrant's report on Form 10-Q for the quarter ended March 31, 1992.

      4(b)Restated Bylaws of the registrant are incorporated by reference to Exhibit 4(b) of the registrant's report on Form 10-K for the year ended December 31, 1993.

      4(c)Rights Agreement dated January 20, 1992 between Manufacturers
          Hanover Trust Company and Trans Financial Bancorp, Inc. is incorporated by reference to Exhibit 1 to the registrant's report on Form 8-K dated January 24, 1992.

      4(d)Form of Indenture (including Form of Subordinated Note) dated as of September 1, 1993, between the registrant and First Tennessee Bank National Association as Trustee, relating to the issuance of 7.25% Subordinated Notes due 2003, is incorporated by reference to Exhibit 4 of Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(a)Trans Financial Bancorp, Inc. 1987 Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the registrant (File No. 33-43046).*

      10(b)Trans Financial Bancorp, Inc. 1990 Stock Option Plan is incorporated by reference to Exhibit 10(d) of the registrant's Report on Form 10-K for the year ended December 31, 1990.*

      10(c)Trans Financial Bancorp, Inc. 1992 Stock Option Plan is incorporated by reference to Exhibit 28 of the registrant's Report on Form 10-Q for the quarter ended March 31, 1992.*

      10(d)Trans Financial Bancorp, Inc. 1994 Stock Option Plan is incorporated by reference to the registrant's
           Proxy Statement dated March 18, 1994, for the April 25, 1994 Annual Meeting of Shareholders.*

      10(e)Employment Agreement between Douglas M. Lester and Trans
           Financial Bancorp, Inc. is incorporated by reference to
           Exhibit 10(c) of the registrant's Report on  Form
           10-K for the year ended December 31, 1990.*

      10(f)Employment Agreement between Harold T. Matthews and Trans
           Financial Bank, National Association is incorporated by reference to Exhibit 10(e) of the registrant's
           Report on Form 10-K for the year ended December 31, 1992.*


                                                                Sequentially
                                                               Numbered Pages
      10(g)Description of the registrant's Performance Incentive Plan .* 54 10(h)Form of Deferred Compensation Agreement between registrant and certain officers of the registrant is incorporated by reference to Exhibit 10(g) of the registrant's Report on Form 10-K for the year ended December 31, 1992.*

      10(i)Trans Financial Bancorp, Inc. Dividend Reinvestment and
           Stock Purchase Plan is incorporated by reference to Registration Statement on Form S-3 of the registrant dated May 15, 1991 (File No. 33-40606).

      10(j)Warrant dated as of February 13, 1992 between Morgan Keegan
           & Company, Inc. and Trans Financial Bancorp,  Inc.
           incorporated by reference to Exhibit 10(m) of Registration Statement on Form S-2 of the registrant (File No. 33-45483).

      10(k)Share Exchange Agreement dated March 25, 1993 between Trans
           Financial Bancorp, Inc. and Trans Kentucky
           Bancorp is incorporated by reference to Exhibit 1 of the registrant's Report on Form 8-K dated April 8, 1993.

      10(l)Loan Agreement dated as of July 6, 1993 between First
           Tennessee Bank National Association and Trans Financial Bancorp, Inc. is incorporated by reference to
           Exhibit 10(p) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(m)Underwriting Agreement dated as of September 9, 1993 among
           Morgan Keegan & Company, Inc., J.C. Bradford and Company, and Trans Financial Bancorp, Inc. incorporated by reference to Exhibit (1) to Registration Statement on
           Form S-2 of the registrant (File No. 33-67686).

      10(n)Subordinated Note dated as of September 16, 1993, by Trans
            Financial Bancorp, Inc. is incorporated by reference to Exhibit 1 to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(o)Agreement and Plan of Reorganization dated November 9,
           1993, as amended January 6, 1994, among Trans Financial
           Bancorp,   Inc.,  Trans   Financial   Acquisition
           Corporation and Kentucky Community Bancorp, Inc. is incorporated by reference to Exhibit 2 to the Registration Statement on Form S-4 of the registrant (File No. 33-51575).

      10(p)Agreement and Plan of Reorganization and Plan of Merger dated December 27, 1993 between Trans Financial Bancorp, Inc. and Peoples Financial Services, Inc. is incorporated by reference to Exhibit 2 of the registrant's Report on Form 8-K dated January 10, 1994.

                                                                Sequentially
                                                               Numbered Pages
      10(q)Agreement and Plan of Reorganization and Plan of Merger dated January 28, 1994 between Trans Financial
           Bancorp, Inc. and FGC Holding Company is incorporated by reference to Exhibit 2(a) and 2(b) of the registrant's Report on Form 8-K dated February 18, 1994.

      11   Statement of Computation of Per Share Earnings             55

      21   List of Subsidiaries of the Registrant                     56

      23   Consent of Independent Auditors                            57

 *Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.

Exhibit 11

Statement Regarding Computation of Per Share Earnings
Years ended December 31
 In thousands, except per share data       1994      1993      1992
Primary earnings per common share:  (1)
 Average common shares outstanding       11,175    11,124    10,633
 Common stock equivalents                    83       121         -
   Average shares and share equivalents  11,258    11,245    10,633

 Income before cumulative effect of
 change in accounting principle         $14,420   $13,754   $13,465
 Primary earnings per common share
   before cumulative
   effect of change in accounting
   principle                              $1.28    $ 1.22    $ 1.27
 Net income                             $14,420   $14,050   $13,465
 Less preferred stock dividends            (54)      (81)     (137)
 Income available for common stock      $14,366   $13,969   $13,328
 Primary net income per share             $1.28    $ 1.24    $ 1.25
Fully-diluted earnings per common share:  (1)
 Average common shares outstanding       11,175    11,124    10,633
 Common stock equivalents                    83       121          -
   Average shares and share equivalents  11,258    11,245    10,633
 Income before cumulative effect
 of change in accounting principle      $14,420   $13,754   $13,465
 Fully-diluted earnings per common
   share before
   cumulative effect of change
    in accounting principle               $1.28    $ 1.22    $ 1.27
 Net income                             $14,420   $14,050   $13,465
 Less preferred stock dividends            (54)      (81)     (137)
 Income available for common stock      $14,366   $13,969   $13,328

 Fully-diluted net income per share       $1.28    $ 1.24    $ 1.25
(1)All common share and per share data have been adjusted to reflect the 4-for-3 stock split effected February 1, 1993.
Exhibit 21
                      List of Subsidiaries of the Registrant


Trans Financial Bank, National Association
   Real Estate Holding Company
   Trans Financial Mortgage Company
   Trans Financial Investment Services, Inc.

Trans Financial Bank, Federal Savings Bank
 Trans Financial Bank Service Corporation

 Trans Financial Bank of Tennessee, F.S.B.
     General Service Corporation

Trans Financial Bank Tennessee, National Association

Trans Kentucky Bancorp, Inc.
      Trans Financial Bank of Pikeville, National Association
      Trans Travel Agency, Inc.

Trans Financial Bank of Martin, National Association

Cracker Jack Aviation, Inc.

Exhibit 23

                         Consent of Independent Auditors


The Board of Directors
Trans Financial Bancorp, Inc.:


 We consent to incorporation by reference in the Registration Statements No. 33-40606, No. 33-60844 and No. 33-56761 on Forms S-3, and Registration Statements No. 33-21517, No. 33-43046, No. 33-53960 and No. 33-72492 on Forms S-8 of Trans
Financial Bancorp, Inc. of our report dated January 16, 1995, relating to the consolidated balance sheets of Trans Financial Bancorp, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994, which report appears in the December 31, 1994 annual report on Form 10-K of Trans Financial Bancorp, Inc.
  Our report refers to changes in the methods of accounting for income taxes and certain investments in debt and equity securities in 1993.

                        /s/ KPMG PEAT MARWICK LLP
                         KPMG PEAT MARWICK LLP



Louisville, Kentucky
March 24, 1995