Form 10-Q
period 1995-03-31
TRANS FINANCIAL BANCORP INC
filed 1995-05-15
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    Form 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                     of 1934

For the quarter ended March 31, 1995       Commission File Number 0-13030



                              Trans Financial, Inc.
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


                          Trans Financial Bancorp, Inc.
   (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on May 8, 1995: 11,213,857 shares.


The Exhibit Index is on page 18. This filing contains 41 pages (including this facing sheet).

                         Part I - Financial Information





Item 1. Financial Statements

 Consolidated Balance Sheets

 (Unaudited)
 In thousands, except share data            March 31   December 31     March 31
                                                1995          1994         1994
 Assets
 Cash and due from banks                     $75,476       $80,828      $64,403
 Interest-bearing deposits with banks            197           197          196
 Federal funds sold and
    resale agreements                         29,175             -       23,248
 Mortgage loans held for sale                  7,680         6,541       26,653
 Securities available for sale(amortized
cost of $232,046 as of March 31, 1995;
    $242,079 as of December 31, 1994;
    and $230,771 as of March 31, 1994)       224,522       229,643      231,066
 Securities held to maturity (market
    value of $84,541 as of March 31, 1995;
    $81,209 as of December 31, 1994;
    and $150,215 as of March 31,1994)         85,725        84,758      147,112
 Loans, net of unearned income             1,153,935     1,143,716    1,045,184
 Less allowance for loan losses               12,880        12,529       12,640
    Net loans                              1,141,055     1,131,187    1,032,544
 Premises and equipment, net                  37,401        36,440       33,214
 Other assets                                 53,271        48,241       36,687
    Total assets                          $1,654,502    $1,617,835   $1,595,123

 Liabilities and Shareholders' Equity
 Deposits:
    Non-interest bearing                    $175,583      $192,433     $169,722
    Interest bearing                       1,240,162     1,143,076    1,198,793
    Total deposits                         1,415,745     1,335,509    1,368,515
 Federal funds purchased and
    repurchase agreements                     33,409        74,553       28,409
 Other short-term borrowings                  37,798        48,033       36,254
 Long-term debt                               37,172        37,334       41,287
 Other liabilities                            13,201        10,774        8,798
    Total liabilities                      1,537,325     1,506,203    1,483,263
 Shareholders' equity:
    Preferred stock                                -             -        1,010
    Common stock, no par value. Authorized
    25,000,000 shares; issued and
    outstanding 11,212,969; 11,203,247;
    and 11,164,865 shares,respectively        21,024        21,006       20,934
    Additional paid-in capital                42,935        42,810       42,398
    Retained earnings                         61,702        59,587       52,887
    Unrealized net gain (loss) on
       securities available for sale,
       net of tax                            (4,923)       (8,073)      (1,578)
    Employee Stock Ownership Plan shares
       purchased with debt                   (3,561)       (3,698)      (3,791)
    Total shareholders' equity               117,177       111,632      111,860
    Total liabilities
      and shareholders' equity            $1,654,502    $1,617,835   $1,595,123

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 (Unaudited)
 In thousands, except per share data
 For the three months ended March 31                   1995      1994

 Interest income
   Loans, including fees                            $26,681   $20,986
   Federal funds sold and resale
     agreements                                         241       169
   Securities available for sale                      3,305     2,744
   Securities held to maturity                        1,285     2,168
   Mortgage loans held for sale                         157       549
   Interest-bearing deposits with banks                   4         9
   Total interest income                             31,673    26,625
 Interest expense
   Deposits                                          12,653    10,071
   Federal funds purchased
     and repurchase agreements                          465       203
   Long-term debt and other
     borrowings                                       1,512       959
   Total interest expense                            14,630    11,233
 Net interest income                                 17,043    15,392
   Provision for loan losses                            520       438
 Net interest income after
   provision for loan losses                         16,523    14,954
 Non-interest income
   Service charges on deposit accounts                1,891     1,680
   Loan servicing fees                                  924       605
   Gains on sales of securities
     available for sale, net                              -        77
   Gains (losses) on sales of mortgage
     loans held for sale, net                          (62)        92
   Trust services                                       318       307
   Brokerage fees                                       466       270
   Other                                              1,123     1,057
   Total non-interest income                          4,660     4,088
 Non-interest expenses
   Compensation and benefits                          7,223     6,465
   Net occupancy expense                              1,088     1,118
   Furniture and equipment expense                    1,483     1,165
   Deposit insurance                                    762       815
   Professional fees                                    930       757
   Postage, printing & supplies                         830       866
   Communications                                       373       259
   Other                                              2,874     2,856
   Total non-interest expenses                       15,563    14,301
 Income before income taxes                           5,620     4,741
 Income tax expense                                   1,825     1,604
 Net income                                          $3,795    $3,137
 Net income applicable to
   common stock                                      $3,795    $3,117
 Primary earnings per share                           $0.34     $0.28
 Fully-diluted earnings per share                     $0.34     $0.28

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders' Equity

 (Unaudited)
 In thousands, except per share data
 For the three months ended March 31                    1995        1994

 Balance January 1                                  $111,632    $112,036
   Net income                                          3,795       3,137
   Issuance of common stock                              144         170
   Cash dividends declared:
     Common stock                                    (1,681)     (1,237)
     Preferred stock                                       -        (20)
   Change in unrealized gain (loss) on
     securities available for sale,
     net of taxes                                      3,150     (2,296)
   ESOP debt reduction                                   137          70
 Balance March 31                                   $117,177    $111,860

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows

 (Unaudited)

 In thousands, except per share data

 For the three months ended March 31                          1995         1994

 Cash flows from operating activities:

 Net income                                                 $3,795       $3,117
 Adjustments to reconcile net income to cash

   provided be operating activities:

     Provision for loan losses                                 520          438
     Gains on sales of securities available for sale             -         (77)
     Losses(Gains) on sales of mortgage loans
     held for sale, net                                         62         (92)
     Gain on sale of premises and equipment                  (163)        (219)
     Depreciation, amortization and accretion, net           2,003        2,139
 Proceeds from sale of mortgage loans held for sale         13,378       62,552
 Originations of mortgage loans held for sale             (14,579)     (43,935)
 Decrease (increase) in other assets                       (2,190)          568
 Increase (decrease) in other liabilities                      379        (242)
   Net cash provided by operating activities                 3,205       24,249

 Cash flows from investing activities:

 Net decrease (increase) in interest-bearing deposits
 with banks                                                    -           251
 Net decrease (increase) in federal funds sold
 and resale agreements                                    (29,175)        9,530
 Proceeds from sales of securities available for sale            1        5,221
 Proceeds from maturities, prepayment and call of securities:
   Available for sale                                       10,264       25,054
   Held to maturity                                          1,928        5,269
 Purchases of securities:
   Available for sale                                        (536)     (19,306)
   Held to maturity                                        (3,000)     (12,841)
 Net increase in loans                                    (10,100)     (39,040)
 Purchases of premises and equipment                       (1,813)      (1,623)
 Proceeds from disposals of premises and equipment             207          785
 Net cash and cash equivalents inflow from acquisition      37,045            -
   Net cash provided by (used in) investing activities       4,821     (26,700)

 Cash flows from financing activities:

 Net increase (decrease) in deposits                        39,130      (7,712)
 Net increase (decrease) in federal funds purchased
 and repurchase agreements                                (41,144)      (1,295)
 Net increase (decrease) in other short-term              (10,236)       11,254
 borrowings
 Repayment of long-term debt                                  (25)      (2,860)
 Proceeds from issuance of common stock                        144          170
 Dividends paid                                            (1,681)      (1,236)
   Net cash provided by (used in) financing activities    (13,812)      (1,679)
 Net decrease in cash and cash equivalents                 (5,786)      (4,130)
 Cash and cash equivalents at beginning of year             80,828       68,533
 Cash and cash equivalents at end of period (note 3)       $75,476      $64,403


 See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.
   The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries ("the company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1994 annual report to shareholders.
   Results for the first three months of 1994 have been restated to include Peoples Financial Services, Inc. and FGC Holding Company, which were acquired during the second and third quarter of 1994, respectively, and accounted for using the pooling of interests method of accounting.


(2) Allowance for Loan Losses
  An analysis of the changes in the allowance for loan losses follows:

 In thousands, except per share data
 For the three months ended March 31                           1995       1994

 Balance January 1                                          $12,529    $12,504
   Provision for loan losses                                    520        438

   Loans charged off                                          (319)      (440)
   Recoveries of loans previously charged off                   150        138
   Net charge-offs                                            (169)      (302)

 Balance March 31                                           $12,880    $12,640


(3) Statement of Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Certain non-cash investing and financing transactions are summarized as follows:

  Three months ended March 31 (Dollars in thousands)       1995       1994
  Securities transferred from held to maturity
   to available for sale                                     $-     $6,142
  Increase (decrease) in unrealized loss
     on securities available for sale, net of tax         3,150    (2,297)
  Loans transferred to foreclosed property                   73        314
  Reclassification of debt from long-term to short-term       -     10,000
  Debt transactions of Employee Stock Ownership Plan (net)(137)       (70)


(4) Impaired Loans
   During 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). This statement was adopted on a prospective basis on January 1, 1995. SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The company accrues daily interest income on impaired loans which are classified as accruing. Cash receipts on impaired loans are applied to the recorded investment in the loan, including accrued interest receivable. The adoption of SFAS 114 did not have a material effect on the company's consolidated financial statements.
   The company's recorded investment in impaired loans was $5,158,000 at March 31, 1995. Of that amount, $4,695,000 represents loans for which an allowance for loan losses, in the amount of $1,448,000, has been established under SFAS 114. For the three months ended March 31, 1995, the average balance of impaired loans was $4,560,000.
   During the first three months of 1995, the company recognized $56,000 in interest on impaired loans.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
   Incorporated in 1981, Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries:
   Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky ("TFB-KY") and
   Trans Financial Bank Tennessee, National Association, headquartered in Cookeville, Tennessee ("TFB-TN, NA");
and two thrift subsidiaries:
   Trans Financial Bank, Federal Savings Bank, headquartered in Russellville, Kentucky, ("TFB, FSB") and
   Trans Financial Bank of Tennessee, F.S.B., headquartered in Tullahoma, Tennessee, ("TFB-TN, FSB").
   Collectively, these four institutions are referred to in this report as "the banks".
   In addition, the company owns a full-service securities broker/dealer, Trans Financial Investment Services, Inc.; a mortgage banking company, Trans Financial Mortgage Company; and a full-service travel agency, Trans Travel, Inc.
  On March 23,1995, the operations of Trans Financial Bank, National Association , headquartered in Bowling Green, Kentucky, of Trans Financial Bank of Martin, National Association ("TFB-Martin"), and of Trans Financial Bank of Pikeville, National Association (formerly Trans Financial Bank), headquartered in Pikeville, Kentucky, were consolidated, with TFB-KY being the resulting entity. On April 21, 1995, the operations of TFB-TN, FSB and TFB, FSB were consolidated, with TFB-TN, FSB being the resulting entity under the name Trans Financial Bank, F.S.B., with its headquarters now located in Russellville, Kentucky.
  The company had total consolidated assets of $1.655 billion on March 31, 1995. Loans totaled $1.141 billion on that date, deposits were $1.416 billion and shareholders' equity was $117 million.
  On February 15, 1994, the company merged with Kentucky Community Bancorp, Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. Under the terms of the merger, the shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company. These three banks were consolidated into the operations of Trans Financial Bank, National Association on March 31, 1994.
   On April 22, 1994, the company merged with Peoples Financial Services, Inc. ("PFS") of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands ("Peoples Bank") and Citizens Federal Savings Bank ("Citizens"), with combined assets of approximately $120 million. Under the terms of the merger, the shares of PFS common stock outstanding were converted into 1,302,254 shares of common stock of the company. Peoples Bank became TFB-TN, NA and Citizens was consolidated into the operations of TFB-TN, FSB on July 29, 1994.
   On August 31, 1994, the company merged with FGC Holding Company ("FGC") of Martin, Kentucky, the holding company for First Guaranty National Bank, with approximately $125 million in assets. Under the terms of the merger, the shares of FGC common stock outstanding were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired. First Guaranty became TFB-Martin on September 30, 1994.
   The transactions described in the preceding three paragraphs have been accounted for using the pooling of interests method of accounting and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.
  The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

Results of Operations
Overview
   For the three months ended March 31, 1995, the company's net income increased 21%, from $3.1 million, or $.28 per share, to $3.8 million, or $.34 per share, as compared to the first quarter of 1994. Results for the first quarter produced an annualized return on average assets of 0.95% and a return on average common equity of 13.54%, compared with returns of 0.80% and 11.37%, respectively, for the comparable period of 1994.

Net Interest Income
   Net interest income totaled $17.0 million in the first quarter of 1995, compared with $15.4 million in the comparable 1994 period - an 11% increase. Net interest margin for the first quarter also increased from the prior year, to 4.68% from 4.25%. This reflects the positive impact of prime rate increases during 1994 and a more favorable mix of earning assets, primarily due to continued loan growth and the redeployment of funds from matured investment securities. Increases in the prime lending rate have had a positive impact on net interest margin because approximately $500 million of the company's commercial and consumer loans are tied to the prime rate. At the same time, while rates on earning assets have risen, increases in the company's funding costs have not kept pace with the increase in loan yields.
   The following table shows, for the first three months of 1995 and 1994, the relationships between interest income and expense and the levels of interest-earning assets and interest-bearing liabilities.

 Average Consolidated Balance Sheets and Net Interest Analysis

 For the three months ended March 31

 Dollars in thousands

                                                 1995                                1994

                                     Average                Average      Average               Average
                                     Balance      Interest    Rate       Balance     Interest    Rate
 Assets:

 Interest-earning assets:

   Loans, net of unearned income     $1,140,559    $26,681      9.49%   $1,027,622     $20,986   8.28%
   Securities available for sale        226,580      3,305      5.92%      235,367       2,744   4.73%
   Securities held to maturity           86,729      1,285      6.01%      150,617       2,168   5.84%
   Mortgage loans held for sale           6,898        157      9.23%       34,838         549   6.39%
   Federal funds sold
   and other interest income             17,410        245      5.71%       20,652         178   3.50%
 Total interest-earning assets /
   interest income                    1,478,176     31,673      8.69%    1,469,096      26,625   7.35%
 Non-interest-earning assets:

   Cash and due from banks               70,111                              63,251
   Premises and equipment                36,972                              33,544
   Other assets                          35,366                              23,442
 Total assets                        $1,620,625                         $1,589,333

 Liabilities and Shareholders' Equity

 Interest-bearing liabilities:

   Interest-bearing deposits:

     Interest-bearing demand(NOW)      $136,449       $856      2.54%     $142,101        $847   2.42%
     TransPlus (SuperNOW)                95,000        638      2.72%      104,026         605   2.36%
     Savings deposits                   136,083        988      2.94%      158,474       1,093   2.80%
     Money market accounts               49,150        370      3.05%       58,868         369   2.54%
     Certificates of deposit            693,837      8,748      5.11%      633,513       6,211   3.98%
     Other time deposits                 87,075      1,053      4.90%       95,797         946   4.00%
     Total interest-bearing           1,197,594     12,653      4.28%    1,192,779      10,071   3.42%
     deposits
 Federal funds purchased
   and repurchase agreements             46,633        465      4.04%       32,375         203   2.54%
 Long-term debt and
   other borrowings                      88,946      1,512      6.89%       72,364         959   5.37%
   Total borrowed funds                 135,579      1,977      5.91%      104,739       1,162   4.50%
 Total interest-bearing liabilities /
   interest expense                   1,333,173     14,630      4.45%    1,297,518      11,233   3.51%
 Non-interest-bearing liabilities:

   Non-interest-bearing deposits        161,844                             170,125
   Other liabilities                     11,967                               9,499
   Total liabilities                  1,506,984                           1,477,142
 Shareholders' equity                   113,641                             112,191
 Total Liabilities
   and Shareholders' Equity          $1,620,625                          $1,589,333

 Net interest-rate spread                                       4.24%                            3.84%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                    0.44%                            0.41%
 Net interest income /
   margin on interest-earning                      $17,043      4.68%                   $15,392   4.25%
   assets

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

Analysis of Changes in Net Interest Income
   Changes in interest income and interest expense resulting from changes in volume (average balances) and interest rates for the quarter ended March 31, 1995, as compared to the same period in 1994, are shown in the following table.

 Three Months 1995 vs. 1994                   Increase
                                            (decrease)
                                         in interest income
                                            and expense
 In thousands                            due to changes in:

                                         Volume     Rate      Total
 Interest-earning assets:
 Loans                                     $2,451    $3,244    $5,695
 Securities available for sale              (106)       667       561
 Securities held to maturity                (945)        62     (883)
 Mortgage loans held for sale               (566)       174     (392)
 Federal funds sold
   and other interest income                 (31)        98        67
 Total interest-earning assets                803     4,245     5,048

 Interest-bearing liabilities:
 Interest-bearing demand (NOW)               (34)        43         9
 TransPlus (SuperNOW)                        (55)        88        33
 Savings deposits                           (160)        55     (105)
 Money market accounts                       (66)        67         1
 Certificates of deposit                      634     1,903     2,537
 Other time deposits                         (92)       199       107
   Total interest-bearing deposits            227     2,355     2,582
 Federal funds purchased
   and repurchase agreements                  112       150       262
 Long-term debt and
   and other borrowings                       248       305       553
   Total borrowed funds                       360       455       815
 Total interest-bearing liabilities           587     2,810     3,397
 Increase (decrease)
   in net interest income                    $216    $1,435    $1,651
The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.

   The preceding two tables reflect the general increase in interest rates over the past year. The tables also reflect increased volumes of loans, certificates of deposit and borrowed funds, while all other categories of interest-bearing assets and liabilities have decreased.

Provision for Loan Losses
   The provision for loan losses was $520 thousand (.18% of average loans, on an annualized basis, excluding mortgage loans held for sale) in the first quarter of 1995, compared with $438 thousand (.17% of average loans) in the first quarter of 1994. Net loan charge-offs were $169 thousand (.06% of average loans) for the three months ended March 31, 1995, and $302 thousand (.12% of average loans) for the comparable period in 1994.
   The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this review.

Non-Interest Income
  Non-interest income for the first quarter of 1995 increased $572 thousand over the first quarter of 1994. The increase reflects the company's expanding mortgage loan servicing portfolio and brokerage services, as well as continued improvement in its traditional line of banking products and services.
  Loan servicing fees increased $319 thousand, brokerage revenues increased $196 thousand, and service charges on deposit accounts increased $211 thousand. These increases were partially offset by a $77 thousand decline in gains on sales of securities available for sale, and a loss of $62 thousand on mortgage loans held for sale, compared to a $92 thousand gain during the first quarter of 1994.

Non-Interest Expenses
   Non-interest expenses increased $1.3 million for the first three months of 1995, compared to the first quarter of 1994.
   Expenses associated with the development and operation of new financial services (such as the securities broker/dealer and the travel agency) increased $458 thousand. Excluding these expenses, first quarter 1995 compensation and benefits increased $504 thousand, and furniture and equipment expense increased $293 thousand.
   The efficiency ratio (non-interest expenses as a percentage of net interest income before provision for loan losses plus non-interest income) for the first quarter of 1995 was 71.7%, versus 73.4% for the same period in 1994. Excluding consulting fees for profit enhancements and the formation of new financial services, the efficiency ratio for the first quarter of 1995 was 70.4%.

Income Taxes
   Income tax expense totaled $1.8 million in the first three months of 1995, compared with $1.6 million in the comparable 1994 period. These represent effective tax rates of 32.5% and 33.8%, respectively.


Balance Sheet Review
Overview
  Assets at March 31, 1995, totaled $1.655 billion, compared with $1.618 billion at December 31, 1994, and $1.595 billion a year ago. Average total assets for the first quarter increased $31 million (2%) over the past year to $1.621 billion. Average interest-earning assets increased $9 million to $1.478 billion.

Loans
   Total loans, net of unearned income, averaged $1.141 billion in the first quarter of 1995, excluding mortgage loans held for sale of $6.9 million. For the comparable period in 1994, loans averaged $1.028 million, excluding the $34.8 million of mortgage loans held for sale.
   The company continues to experience strong loan growth. At March 31, 1995, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.154 billion, compared with $1.144 billion at December 31, 1993, and $1.045 billion a year ago. During the first quarter of 1995, the company sold to a non-affiliate bank $16 million of participations in its commercial loan portfolio.
Excluding the impact of these participations, loans increased at an annualized rate of 9% from year-end 1994 to March 31, 1995.

Asset Quality
  With respect to asset quality, management considers three categories of assets to merit additional scrutiny. These categories include (a) loans which are currently nonperforming, (b) foreclosed real estate, and (c) loans which are currently performing but which management believes require special attention.
   Nonperforming loans, which include nonaccrual loans, accruing loans past due over 90 days and restructured loans, totaled $7.5 million at March 31, 1995, down $397 thousand from December 31, 1994, and down $1.1 million from the end of the first quarter of 1994. The ratio of nonperforming loans to total loans (net of unearned income) was .65% at March 31, 1995, compared with .69% at the end of 1994 and .82% a year ago. Nonperforming assets, which include nonperforming loans and foreclosed property, totaled $12.8 million at the end of 1995's first quarter. The ratio of nonperforming assets to total assets decreased to .77% at March 31, 1995, from .91% a year ago.
   The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

 Nonperforming Assets
 Dollars in thousands
                                         March 31  December  March 31
                                                         31
                                             1995      1994      1994
 Nonaccrual loans                          $5,393    $4,375    $6,694
 Accruing loans which are contractually
   past due 90 days or more                 2,103     3,514     1,870
 Restructured loans                            26        30        41
   Total nonperforming and restructured     7,522     7,919     8,605
 loans
 Foreclosed real estate                     4,951     4,998     5,886
 Other foreclosed property                    305       199       102
   Total nonperforming assets and         $12,778   $13,116   $14,593
 restructured loans

 Nonperforming and restructured loans
   as a percentage of net loans             0.65%     0.69%     0.82%
 Total nonperforming assets and
 restructured loans
   as a percentage of total assets          0.77%     0.81%     0.91%

   Three credit relationships account for $2.8 million, or 52%, of the March 31, 1995, nonaccrual balance. The first of these loans is to a manufacturing concern and is secured by commercial real estate and equipment. The loan has been on nonaccrual since 1992. During 1993, $775,000 of the loan balance was charged off, reducing the carrying value of the loan to $1.5 million. In the second quarter of 1994, the borrower resumed making partial principal payments and, at March 31, 1995, the loan had a balance of $1,452,000. Appropriate amounts have been specifically allocated in the evaluation of the allowance for loan losses for this credit exposure. The second loan has an outstanding balance of $783,000 and is secured by a first mortgage on an apartment complex. The borrower experienced cash flow difficulties due to high vacancy rates, and the loan was placed on nonaccrual in 1994, when it became apparent that payments would not remain timely. The property is expected to be sold at a price sufficient to liquidate the principal balance. The third credit, with a balance of $595,000, represents a 13.3% participation in a loan secured by a first mortgage on an apartment complex. Increasing vacancy rates and unusually high maintenance expenses adversely affected cash flow. The credit was placed on nonaccrual in February 1995, when the borrower was no longer able to make timely payments. Foreclosure proceedings were instituted, but have been delayed by the borrower filing a bankruptcy petition. The estimated value of the collateral is expected to provide for the full repayment of the principal balance. The remaining March 31, 1995 nonaccrual balance consists of various commercial and consumer loans, with no single loan exceeding $150,000.
   Foreclosed real estate at March 31, 1995 includes two properties with an aggregate book value of $2.6 million, or 52% of the outstanding balance. The first property was acquired through foreclosure in 1986 with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. During 1993, the company dissolved the joint venture and retained title to the property. Several parcels have been sold above carrying value. The book value of the property at March 31, 1995, including development costs, was $1.1 million. Based on an appraisal of the property and previous sales experience, management does not anticipate any significant loss to be incurred on disposition. The second property included in foreclosed real estate relates to a wood products manufacturing facility. Based on an appraisal of the property, the company wrote down its carrying value by $210 thousand in the third quarter of 1994, reducing it to its current balance of $1.5 million. The facility was closed in 1992 and is presently listed for sale with a commercial real estate firm. Management is of the opinion that no significant additional loss will be incurred in the disposal of the facility.
   As of March 31, 1995, the company had $1.6 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated to be incurred in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
   The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At March 31, 1995, the allowance was $12.9 million, up from $12.5 million at December 31, 1994, and $12.6 million at March 31, 1994. The allowance as a percentage of nonperforming loans (an indication of the relative ability to cover problem loans with existing reserves) increased to 171% at March 31, 1995, from 158% at year-end 1994 and 147% at March 31, 1994. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at March 31, 1995, was 1.12%, compared with 1.10% at December 31, 1994, and 1.21% at the end of 1994's first quarter.
   The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within the company's market area. Additional allocations from the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.

Securities, Federal Funds Sold and Resale Agreements
   Securities, including those classified as held to maturity and available for sale, decreased from $378 million at March 31, 1994, to $314 million at year-end 1994, and $310 million at March 31, 1995 - the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.
   Federal funds sold and securities purchased under agreements to resell increased to $29.2 million at March 31, 1995, from $-0- at December 31, 1994, and $23.2 million a year ago. The increase in the balance of these short-term assets since year-end 1994, is due to the purchase during the first quarter of approximately $40 million of deposits from Fifth Third Bank of Kentucky, Inc.

Deposits and Borrowed Funds
   Total deposits averaged $1.359 billion in the first quarter of 1995, a decrease of $3.5 million (0.25%) from the comparable 1994 period. Interest-bearing accounts increased $4.8 million, while non-interest-bearing accounts decreased $8.3 million over the past year. During the first quarter of 1995, the company issued $30 million of 24-month brokered certificates of deposit with an all-in cost of 7.90%.
   Long-term debt averaged $37 million in the first quarter of 1995, a decrease of $6.8 million from the first quarter of 1994. Average short-term borrowings, including advances from the Federal Home Loan Bank ("FHLB") and federal funds purchased and repurchases, increased $38 million period to period, in order to fund additional loan growth.

Capital Resources and Liquidity
  The company's capital ratios at March 31, 1995, December 31, 1994, and March 31, 1994 (calculated in accordance with regulatory guidelines) were as follows:

                       March 31,   December 31,    March 31,
                            1995           1994         1994
Tier 1 risk based            9.11%          9.50%        9.47%
  Regulatory minimum         4.00           4.00         4.00
Total risk based            12.84          13.35        13.57
  Regulatory minimum         8.00           8.00         8.00
Leverage                     6.79           6.97         6.63
  Regulatory minimum         3.00           3.00         3.00

   Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at March 31, 1995.
  Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. The company's primary investing activities include loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

Asset/Liability Management
  Managing interest rate risk is fundamental to the financial services industry. The company manages the inherently different maturity and repricing characteristics of the lending and deposit acquisition lines of business to achieve a desired interest sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity within established policy guidelines.
   The company's Asset/Liability Committee approves policy guidelines, provides oversight to the asset/liability management process, and monitors and adjusts exposure to interest rates in response to loan and deposit flows. Asset/liability activity is reviewed monthly by the company's board of directors.
   An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. In today's interest rate environment, which includes a complex array of both on- and off-balance-sheet financial instruments, traditional static interest rate gap tables do not provide the most comprehensive and informative disclosures about interest-rate risks. The simulation model used by the company reflects the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. It combines the various factors affecting rate sensitivity into a two-year earnings outlook that incorporates management's view of the most likely interest rate environment. The model is updated monthly for multiple interest rate scenarios, projecting changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature of those rates, with a probability assigned to potential future events which might affect those rates.
   Among the factors the model utilizes which traditional interest rate gap tables do not are rate of change differentials, such as federal funds rates versus savings account rates, maturity effects, such as calls on securities, and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels, such as loans and investment securities, and floating rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various fixed rate assets such as residential mortgages, mortgage-backed securities and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined.
   The following illustrates the effects on net interest income of multiple rate environments compared to the rate environment of March 1995 (the "flat" scenario). For example, in the scenario considered "most likely" the company assumed that the federal funds rate and prime rate would be 5.50% and 8.50%, respectively, in March of 1996, and would be slightly higher for ten of the twelve months from March 31, 1995 to March 31, 1996.

                                    Flat  Most Likely  Rising    Declining
Assumptions:
  Federal funds rate, March 1996    6.00%     5.50%     9.00%    4.50%
  Prime rate, March 1996            9.00%     8.50%    12.00%    7.50%

Increase (decrease) in
 net interest income                 -0-%    (.71)%     4.97%  (2.45)%

   Management concludes that the company is asset sensitive at March 31, 1995, which indicates that net interest income is expected to be positively impacted during a period of rising interest rates; however a uniform period of decreasing rates would adversely impact the company. It should be noted, however, these results do not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
   To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions which effectively convert fixed-rate certificates of deposit to floating rate instruments. The company pays a variable interest rate on each swap and receives a fixed rate, as shown below (as of March 31, 1995):

       Notional                    Fixed Rate    Floating Rate
        Amount                    (Receiving)       (Paying)
     $20,000,000                      4.38%         6.31%  (LIBOR)
      50,000,000                      9.58          9.00  (Prime)
      30,000,000                     10.40          9.00  (Prime)

   In a higher interest rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from these swap transactions. Conversely, if interest rates decline, these off-balance-sheet transactions will mitigate the company's exposure to reduced net interest income.
                           Part II - Other Information

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

Item 4. Submission of Matters to a Vote of Security Holders
   The registrant's 1995 Annual Meeting of Shareholders was held April 24, 1995. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:
                              Votes For        Votes Withheld
     Mary D. Cohron           8,172,883            41,317
     Floyd H. Ellis           8,065,814           148,387
     David B. Garvin          8,172,883            41,317
     Douglas M. Lester        8,171,283            42,917
     James D. Scott           8,068,245           145,955
     Thomas R. Wallingford    8,170,399            43,801
   A proposal (Proposal II) to approve the Trans Financial Bancorp, Inc. 1995 Executive Stock Option Plan was approved by a vote of the majority of the outstanding shares of the registrant's common stock. A total of 7,687,062 shares were voted in favor of the proposal; 441,429 were voted against; and 85,709 abstained (including broker non-votes).
   A proposal (Proposal III) to amend Article I of the Articles of Incorporation to change the name of the company to Trans Financial, Inc. was approved by a vote of the majority of the outstanding shares of the registrant's common stock. A total of 8,147,312 shares were voted in favor of the proposal; 28,475 were voted against; and 38,413 abstained (including broker non-votes).
   The total number of shares of common stock outstanding as of March 1, 1995, the record date of the Annual Meeting of Shareholders, was 11,203,468.

Item 5. Other Information
  No information is required to be filed for this item.

Item 6. Exhibits and Reports on Form 8-K
 (a)                    Exhibits
   The exhibits listed on the Exhibit Index on pages 18 through 19 of this Form 10-Q are filed as a part of this report.

 (b)  Reports on Form 8-K
      No reports on Form 8-K were filed during the period covered by this report.
                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Trans Financial, Inc.
                                              (Registrant)



                                          Principal Executive Officer:


Date: May 15, 1995                        /s/ Douglas M. Lester
                                          Douglas M. Lester
                                          Chairman of the Board, President
                                             and Chief Executive Officer


                                          Principal Financial Officer:


Date: May 15, 1995                        /s/ Edward R. Matthews
                                          Edward R. Matthews
                                          Chief Financial Officer
                                    Exhibits
                                                        Sequentially
                                                       Numbered Pages

      4(a)Restated Articles of Incorporation of the registrant            20-31

      4(b)Articles of Amendment to the Restated Articles of Incorporation
          of the registrant                                               32-40

      4(c)Restated Bylaws of the registrant are incorporated by reference to Exhibit 4(b) of the registrant's report on Form 10-K for the year ended December 31, 1993.

      4(d)Rights Agreement dated January 20, 1992 between Manufacturers
          Hanover Trust Company (subsequently assigned to First Union National Bank of North Carolina) and the registrant is incorporated by reference to Exhibit 1 to the registrant's report on Form 8-K dated January 24, 1992.

      4(e)Form of Indenture (including Form of Subordinated Note) dated as of September 1, 1993, between the registrant and First Tennessee Bank National Association as
          Trustee, relating to the issuance of 7.25% Subordinated Notes due 2003, is incorporated by reference to Exhibit 4 of Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(a)1987 Stock Option Plan is incorporated by reference to
           Exhibit 4(a) of Registration Statement on Form
           S-8 of the registrant (File No. 33-43046).*

      10(b)1990 Stock Option Plan is incorporated by reference to
           Exhibit 10(d) of the registrant's Report on Form 10-K for the year ended December 31, 1990.*

      10(c)1992 Stock Option Plan is incorporated by reference to
            Exhibit 28 of the registrant's Report on Form 10-Q for the quarter ended March 31, 1992.*

      10(d)1994 Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 18, 1994, for
           the  April  25,  1994  Annual  Meeting   of Shareholders.*

      10(e)Employment Agreement between Douglas M. Lester and the registrant is incorporated by reference to Exhibit 10(c) of the registrant's Report on Form 10-K for the year ended December 31, 1990.*

      10(f)Employment Agreement between Harold T. Matthews and
           Trans Financial Bank, National Association is incorporated by reference to Exhibit 10(e) of the registrant's Report on Form 10-K for the year ended December 31, 1992.*

      10(g)Description of the registrant's Performance Incentive Plan is incorporated by reference to Exhibit 10(g) of the registrant's Report on Form 10-K for the year ended December 31, 1994.*

      10(h)Form of Deferred Compensation Agreement between registrant and certain officers of the registrant is incorporated
           by   reference  to  Exhibit   10(g)   of   the
           registrant's Report on Form 10-K for the year ended December
           31, 1992.*

      10(i)Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to Registration Statement on Form S-3 of the registrant dated May 15, 1991 (File No. 33-40606).

                                                        Sequentially
                                                       Numbered Pages
      10(j)Warrant dated as of February 13, 1992 between Morgan
           Keegan & Company, Inc. and the registrant is incorporated by reference to Exhibit 10(m) of Registration
           Statement on Form S-2 of the registrant (File No. 33-45483).

      10(k)Loan Agreement dated as of July 6, 1993 between First
           Tennessee Bank National Association and the registrant is incorporated by reference to Exhibit 10(p) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(l)Underwriting Agreement dated as of September 9, 1993 among
           Morgan Keegan & Company, Inc., J.C. Bradford and Company, and the registrant is incorporated by reference to Exhibit (1) to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(m)Subordinated Note dated as of September 16, 1993, by the registrant is incorporated by reference to Exhibit  1
           to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(n)Agreement and Plan of Reorganization dated November 9, 1993,
           as amended January 6, 1994, among the registrant,   Trans
           Financial  Acquisition  Corporation   and
           Kentucky Community Bancorp, Inc. is incorporated by reference to Exhibit 2 to the Registration Statement on Form S-4 of the registrant (File No. 33-51575).

      10(o)Agreement and Plan of Reorganization and Plan of Merger dated December 27, 1993 between the registrant and Peoples Financial Services, Inc. is incorporated by reference to Exhibit 2 of the registrant's Report on Form 8-K dated January 10, 1994.

      10(p)Agreement and Plan of Reorganization and Plan of Merger dated January 28, 1994 between the registrant and FGC Holding Company is incorporated by reference to
           Exhibit 2(a) and 2(b) of the registrant's Report on Form 8-K dated February 18, 1994.

      10(q)1995 Executive Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated
           March  9, 1995, for the April 24, 1995 Annual Meeting  of
           Shareholders.*

      11   Statement Regarding Computation of Per Share Earnings            41

*Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.

<EX-4>
Exhibit 4(a)


                  AMENDED AND RESTATED ARTICLES OF INCORPORATION
                                        OF
                          TRANS FINANCIAL BANCORP, INC.


     Pursuant to the provisions of KRS 271B.10-060 and 271B.10-070, the undersigned corporation, Trans Financial Bancorp, Inc., hereby executes the following Amended and Restated Articles of Incorporation:

 FIRST: The name of the corporation is Trans Financial Bancorp, Inc.

 SECOND:The text of the corporation's Amended and Restated Articles of Incorporation is as follows:

                                    ARTICLE I

                                       Name

   The name of the corporation is Trans Financial Bancorp, Inc.

                                    ARTICLE II

                                     Purposes

   The purposes of the corporation are:

 To engage in and carry on the business of a bank holding company; and

  To engage in any or all business enterprises for which corporations may be organized and which the Board of Directors may deem beneficial, profitable and in the best interests of the corporation, and to do all other things deemed by the Board of Directors to be necessary or desirable in connection with any of the corporation's businesses.


                                   ARTICLE III

                                      Powers

    The corporation shall have all the powers conferred upon a corporation organized under the provisions of Chapter 271 B of the Kentucky Revised Statutes and shall have all powers necessary, proper, convenient or desirable in order to fulfill and further the purposes of the corporation.


                                     ARTICLE IV

                                     Duration

   The corporation shall have perpetual existence.


                                    ARTICLE V

                       Registered Office and Resident Agent

    The registered office of the corporation in the Commonwealth of Kentucky is 500 East Main Street, Bowling Green, Kentucky 42101.

   The resident agent is Douglas M. Lester, 500 East Main Street, Bowling Green, Kentucky 42101.


                                    ARTICLE VI

                                  Capital Stock

    The total number of shares which are authorized to be issued by the corporation is 25,000,000 shares of common stock having no par value ("Common Stock"), 50,000 shares of preferred stock having no par value ("Class A Preferred Stock"), and 5,000,000 shares of preferred stock having no par value ("Class B Preferred Stock") (Class A Preferred Stock and Class B Preferred Stock being hereinafter sometimes collectively referred to as "Preferred Stock").

    A description of the foregoing classes of stock of the corporation and a statement of the voting powers, preferences and relative rights and the qualifications, limitations or restrictions granted to or imposed upon the shares of each class is as follows:

 Paragraph I

 Preferred Stock

  Authority is hereby vested in the Board of Directors, by resolution, to divide any or all of the authorized shares of Preferred Stock into series and, within the limitations imposed by law and these Articles of Incorporation, to fix and determine as to each such series:

 The voting rights and powers, if any, of the holders of shares of such series;

 The number of shares and designation of such series;

 The annual dividend rate;

 The prices at, and the terms and conditions on which, shares of such series may be redeemed;

  The amounts payable on shares of such series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the corporation;

 The terms, if any, upon which shares of such series may be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes, including the price or prices and the rate of conversion or exchange, any adjustments thereof, and all other terms and conditions;

  The sinking fund provisions, if any, for the redemption or purchase of shares of such series; and

  Such other provisions as may be fixed by the Board of Directors of the corporation pursuant to Kentucky law.

  All shares of any one series of Preferred Stock shall be identical with each other in all respects, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative. Except as permitted by the foregoing provisions of Paragraph I.A, all shares of each series of Class A Preferred Stock shall rank equally and be identical in all respects, and all shares of each series of Class B Preferred Stock shall rank equally and be identical in all respects.

  The corporation may at any time permitted by the resolution adopted by the Board of Directors providing for the issue of any series of Preferred Stock and at the redemption price or prices and on the terms and conditions stated in said resolution, redeem the whole or any part of the shares of any series of Preferred Stock at the time outstanding.

  Except when otherwise herein or by statute specifically provided, or except as provided by the resolution adopted by the Board of Directors providing for the issue of any series, the holders of shares of Class A Preferred Stock or Class B Preferred Stock shall not be entitled to vote at the election of directors or on any question arising at any meeting of shareholders of the corporation.

 To the extent permitted by Kentucky law, the shares of Preferred Stock shall be convertible into other shares of the capital stock of this corporation upon such terms and conditions and at such rates of conversion or exchange as may be provided by the resolution adopted by the Board of Directors providing for the issue of any series.


 Paragraph II

 Class A Preferred Stock

    Except to the extent provided otherwise by the Board of Directors when establishing a series of Class A Preferred Stock in accordance with Kentucky law:

    Class A Preferred Stock shall be preferred as to payment of dividends over any other class of stock of the corporation. Before any dividends (other than dividends payable in stock ranking junior to the Class A Preferred Stock) on any class or classes of stock of the corporation ranking junior to the Class A Preferred Stock shall be declared and set apart for payment or paid, the holders of shares of Class A Preferred Stock of each series shall be entitled to receive cash dividends (paid in lawful money of the United States), when and as declared by the Board of Directors at the annual rate, and no more, fixed in the resolution adopted by the Board of Directors providing for the issue of such series. Such dividends shall be payable in cash quarterly on December 1, March 1, June 1 and September 1 in each year. All dividends with respect to Class A Preferred Stock shall be cumulative from the date or dates of issue. Accrual of dividends shall not bear interest.

  So long as any shares of Class A Preferred Stock are outstanding, without the consent (evidenced either by writing or in the event of a meeting of such shareholders, by vote) of all holders of Class A Preferred Stock,

  If dividends on Class A Preferred Stock for any past quarter shall remain unpaid, or shall not have been declared and set apart for payment, the corporation shall not declare and set apart for payment or pay any dividends (other than dividends payable in stock ranking junior to the Class A Preferred Stock) or make any distribution, on any other class or classes of stock of the corporation ranking junior to the Class A Preferred Stock and shall not redeem, purchase or otherwise acquire, or permit any subsidiary to purchase or otherwise acquire, any shares of any such junior class if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the corporation shall be in default with respect to any dividend payable on, or any obligation to retire, shares of Class A Preferred Stock; provided, however, that, notwithstanding the foregoing, the corporation may at any time redeem, purchase or otherwise acquire shares of any such junior class in exchange for, or out of the net cash proceeds from the sale of, other shares of stock of any junior class.

  The corporation shall not create any class of stock ranking prior to or on a parity with the Class A Preferred Stock or convertible into securities ranking prior to or on a parity with the Class A Preferred Stock, as to dividends or upon liquidation, or alter or change any of the provisions of the articles of incorporation so as adversely to affect the preferences, special rights or powers given to the Class A Preferred Stock, or increase the number of shares of Class A Preferred Stock.

 The corporation shall not alter or change any of the provisions of the articles of incorporation or any resolution adopted by the Board of Directors providing for the issue of any series of Class A Preferred Stock so as adversely to affect the preferences, special rights or powers given to such series.

  The corporation shall not pay or declare any dividend or make any distribution on any shares of any class ranking junior to the Class A Preferred Stock, nor shall any shares of any class ranking junior to Class A Preferred Stock be purchased, redeemed or otherwise acquired for consideration, if the shareholders' equity of the corporation (determined in accordance with generally accepted accounting principles) at the close of the most recent fiscal quarter ending more than 45 days prior to such declaration, payment, distribution, purchase or redemption shall not exceed the aggregate amount payable upon outstanding shares of Class A Preferred Stock in the event of dissolution or liquidation of the corporation, plus the amount of such proposed dividend, distribution, purchase or redemption; provided, however, the restrictions of this subsection shall not [i] prevent the payment of any dividend or the completion of any redemption to a holder of capital stock within 60 days after a declaration of such dividend or redemption then permitted by the provisions of this subsection, [ii] apply to the declaration and payment of dividends on shares of any class ranking junior to Class A Preferred Stock, if payable solely in shares of stock of any class ranking junior to Class A Preferred Stock, or [iii] apply to the acquisition of any shares ranking junior to Class A Preferred Stock through application of the proceeds of any shares of any class ranking junior to Class A Preferred Stock sold at or about the time of such acquisition.

  The corporation shall not effect a reduction of the stated capital of the corporation, except any such reduction effected as a result of the redemption or purchase of shares of the corporation's stock as permitted by this Article.

 Class A Preferred Stock shall be preferred as to assets over any other class of stock of the corporation so that the holders of shares of each series of Class A Preferred Stock shall be entitled to be paid, before any distribution is made to the holders of any other class of stock upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation the amount fixed in the resolution adopted by the Board of Directors providing for the issue of such series, but in such case the holders of Class A Preferred Stock shall not be entitled to any other or further payment.

    If upon any such liquidation, dissolution or winding up of the corporation its net assets shall be insufficient to permit the payment in full of the respective amounts to which the holders of all outstanding Class A Preferred Stock are entitled as above provided, the entire remaining net assets of the corporation shall be distributed among the holders of Class A Preferred Stock in amounts proportionate to the full preferential amounts to which they are respectively entitled.

    Neither a consolidation nor merger of the corporation with or into any other corporation, nor a merger of any other corporation into the corporation, nor the purchase or redemption of all or any part of the outstanding shares of any class or classes of stock of the corporation, nor the sale or transfer of the properties of the corporation substantially as an entirety shall be construed to be a dissolution or liquidation of the corporation within the meaning of the foregoing provisions.

  If at the time of any annual meeting of the shareholders of the corporation, the corporation shall be in arrears in dividends upon the outstanding shares of Class A Preferred Stock in an amount equal to dividends for a total of two quarterly dividend periods, then at such annual meeting and at all meetings for the election of directors thereafter, until all arrearage of dividends accumulated on the outstanding shares of Class A Preferred Stock for all preceding dividend periods shall have been paid, or declared and set apart for payment, the holders of the outstanding shares of Class A Preferred Stock shall, as a class, have the right to nominate and to elect that number of directors (the "Special Directors") of the corporation which, when added to the number of directors previously nominated and elected by holders of Class A Preferred Stock and whose terms of office will continue beyond such election, shall equal the whole number resulting from the division of the number of all authorized directors by the number six (6), in that the holders of the outstanding shares of Class A Preferred Stock, as a class, shall be entitled to cast for such nominees in such election that number of votes as are necessary under cumulative voting to elect the Special Directors. The holders of Class A Preferred Stock shall have no right to vote for the election of any director other than the Special Directors nominated by them. No person shall be eligible to be nominated or serve as a Special Director, nor shall any shares of Class A Preferred Stock be voted for such person, unless prior to his or her nomination he or she shall execute and deliver to the corporation a binding resignation as a director of the corporation, which resignation, by its terms, would become effective in the event that all arrearages of dividends accumulated on the outstanding shares of Class A Preferred Stock for all preceding quarterly periods shall have been paid, or declared and set apart for payment.


 Paragraph III

 Class B Preferred Stock

    Except to the extent provided otherwise by the Board of Directors when establishing a series of Class B Preferred Stock in accordance with Kentucky law:

    Class B Preferred Stock shall be preferred as to payment of dividends over any other class of stock of the corporation except Class A Preferred Stock. Before any dividends (other than dividends payable in stock ranking junior to the Class B Preferred Stock) on any class or classes of stock of the corporation ranking junior to the Class B Preferred Stock shall be declared and set apart for payment or paid, the holders of shares of Class B Preferred Stock of each series shall be entitled to receive cash dividends, when and as declared by the Board of Directors at the annual rate, and no more, fixed in the resolution adopted by the Board of Directors providing for the issue of such series. Such dividends shall be payable in cash semi-annually on June 15 and December 15 in each year. All dividends with respect to Class B Preferred Stock shall be cumulative from the date or dates of issue. Accrual of dividends shall not bear interest.

  So long as any shares of Class B Preferred Stock are outstanding, without the consent (evidenced either by writing or in the event of a meeting of such shareholders, by vote) of all holders of Class B Preferred Stock;

  If dividends on Class B Preferred Stock for any past quarter shall remain unpaid, or shall not have been declared and set apart for payment, the corporation shall not declare and set apart for payment or pay any dividends (other than dividends payable in stock ranking junior to the Class B Preferred Stock) or make any distribution, on any other class or classes of stock of the corporation ranking junior to the Class B Preferred Stock and shall not redeem, purchase or otherwise acquire, or permit any subsidiary to purchase or otherwise acquire, any shares of any such junior class if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the corporation shall be in default with respect to any dividend payable on, or any obligation to retire, shares of Class B Preferred Stock; provided, however, that, notwithstanding the foregoing, the corporation may at any time redeem, purchase or otherwise acquire shares of stock of any such junior class in exchange for, or out of the net cash proceeds from the sale of, other shares of stock of any junior class.

  With the exception of the Class A Preferred Stock, the corporation shall not create any class of stock ranking prior to the Class B Preferred Stock, as to dividends or upon liquidation, or alter or change any of the provisions hereof so as adversely to affect the preferences, special rights or powers given to the Class B Preferred Stock, or increase the number of shares of Class B Preferred Stock.

  The corporation shall not alter or change any of the provisions hereof or in any resolution adopted by the Board of Directors providing for the issue of any series of Class B Preferred Stock so as adversely to affect the preferences, special rights or powers given to such series.

 Class B Preferred Stock shall be preferred as to assets over any other class of stock of the corporation (other than Class A Preferred Stock) so that the holders of shares of each series of Class B Preferred Stock shall be entitled to be paid before any distribution is made to the holders of any other class of stock (other than Class A Preferred Stock) upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation, the amount fixed in the resolution of the Board of Directors providing for the issue of such series, but in such case the holders of Class B Preferred Stock shall not be entitled to any other or further payment.

    If upon any such liquidation, dissolution or winding up of the corporation its net assets (after payment of all amounts due to the holders of Class A Preferred Stock) shall be insufficient to permit the payment in full of the respective amounts to which the holders of all outstanding Class B Preferred Stock are entitled as above provided, the entire remaining net assets of the corporation (after payment of all amounts due to the holders of Class A Preferred Stock) shall be distributed among the holders of Class B Preferred Stock in amounts proportionate to the full preferential amounts to which they are respectively entitled.

    Neither a consolidation nor merger of the corporation with or into any other corporation, nor a merger of any other corporation into the corporation, nor the purchase or redemption of all or any part of the outstanding shares of any class or classes of stock of the corporation, nor the sale or transfer of the properties of the corporation substantially as an entirety shall be construed to be a dissolution or liquidation of the corporation within the meaning of the foregoing provisions.


 Class B Preferred Stock, Series 1992

  Designation and Amount. There is hereby created a series of Preferred Stock, such series being designated as "Class B Preferred Stock, Series 1992" (the "Series 1992 Preferred Stock"), and the number of shares initially constituting such series shall be 350,000. The number of shares constituting such series may, unless prohibited by the Articles of Incorporation or by applicable law of the Commonwealth of Kentucky, be increased or decreased by subsequent amendment by the Board of Directors; provided, that no decrease shall reduce the number of shares of Series 1992 Preferred Stock to a number less than the number of shares then outstanding plus the number of shares issuable upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the corporation convertible into Series 1992 Preferred Stock.

 Dividends and Distributions.

  The holders of Series 1992 Preferred Stock shall be entitled to receive as a dividend per share per annum, when, as and if declared by the Board of Directors out of the funds legally available for the purpose, an amount (rounded to the nearest cent) equal to the greater of (1) $6.00 or (2) the sum of the Formula Amounts with respect to each quarterly payment of dividends on the Series 1992 Preferred Stock. The Formula Amount for any such quarterly payment shall be the Formula Number then in effect times the aggregate per whole share amount of (x) dividends payable in cash and (y) a cash amount equal to the fair market value of all dividends or other distributions payable in assets, securities or other forms of noncash consideration (other than dividends or distributions solely in Common Stock, no par value of the corporation ("Common Shares") or any distribution of stock into which the Common Shares may be reclassified or exchanged as contemplated by subparagraph (b) of this Section [2], declared on the Common Shares since the immediately preceding date of a quarterly payment of dividends on the Series 1992 Preferred Stock (a "Quarterly Dividend Payment Date") or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share of Series 1992 Preferred Stock. As used herein, the "Formula Number" shall be 100; provided, however, that if at any time after January 20, 1992, the corporation shall (i) declare a dividend, or make a distribution, on its outstanding Common Shares payable in Common Shares, (ii) subdivide (by a stock split or otherwise) or split the outstanding Common Shares into a larger number of Common Shares, or (iii) combine (by a reverse stock split or otherwise) the outstanding Common Shares into a smaller number of Common Shares, then in each such event the Formula Number shall be adjusted to a number determined by multiplying the Formula Number in effect immediately prior to such event by a fraction, the numerator of which is the number of Common Shares that are outstanding immediately after such event and the denominator of which is the number of shares that are outstanding immediately prior to such event (and rounding the result to the nearest whole number); and provided further that if at any time after January 20, 1992, the corporation shall issue any shares of its capital stock in a reclassification or change of the outstanding Common Shares (including any such reclassification or change in connection with a merger in which the corporation is the surviving corporation), then in such event the Formula Number shall be appropriately adjusted to reflect such reclassification or change.

  The corporation shall declare a dividend or distribution on the Series 1992 Preferred Stock as provided in Section D.[2](a) simultaneously with its declaration of a dividend or distribution on the Common Shares (other than a dividend payable in Common Shares or a subdivision of the outstanding Common Shares); provided, that in the event no dividend or distribution (other than a dividend payable in Common Shares or a subdivision of the outstanding Common Shares) shall have been declared on the Common Shares during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1.50 per share on the Series 1992 Preferred Stock shall nevertheless be payable, out of the funds legally available for such purpose, on such subsequent Quarterly Dividend Payment Date.

  Dividends shall begin to accrue and be cumulative on outstanding Series 1992 Preferred Stock from the Quarterly Dividend Payment Date immediately preceding the date of issue of such Series 1992 Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of Series 1992 Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividend shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends payable on the Series 1992 Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares outstanding at that time. The Board of Directors may fix a record date for the determination of holders of Series 1992 Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be the same as the record date for the corresponding dividend or distribution on the Common Shares.

  Voting  Rights.   The holders of Series 1992 Preferred Stock  shall  have  the following voting rights:

 Subject to the provision for adjustment hereinafter set forth, each whole share of Series 1992 Preferred Stock shall entitle the holder thereof to the number of votes equal to the Formula Number then in effect for each share of Series 1992 Preferred Stock held of record on all matters submitted to a vote of the shareholders of the corporation.

  Except as otherwise provided in any Article creating a series of Preferred Stock, by law or as otherwise provided herein, the holders of Series 1992 Preferred Stock and the holders of Common Shares and any other capital shares of the corporation having general voting rights shall vote together as one class on all matters submitted to a vote of the shareholders of the corporation.

  Except as otherwise provided by law or as otherwise provided herein, the holders of the Series 1992 Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent that they are entitled to vote with holders of Common Shares and any other capital stock of the corporation having general voting rights as set forth herein) for taking any corporate actions.

 Certain Restrictions.

 Whenever quarterly dividends or other dividends or distributions payable on the Series 1992 Preferred Stock as provided in Section D.[2] hereof are in arrears, thereafter until all accrued and unpaid dividends and distributions, whether or not declared, on Series 1992 Preferred Stock outstanding shall have been paid in full, the corporation shall not:

  declare or pay dividends, or make any other distribution on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series 1992 Preferred Stock;

  declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series 1992 Preferred Stock, except dividends paid ratably on the Series 1992 Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amount to which the holders of all such shares are then entitled;

   redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) to the Series 1992 Preferred Stock, provided that the corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of stock of the corporation ranking junior (both as to dividends and upon liquidation, dissolution or winding up) to the Series 1992 Preferred Stock; or

  The corporation shall not permit any subsidiary of the corporation to purchase or otherwise acquire for consideration any shares of stock of the corporation unless the corporation could, under Section D.[4](a), purchase or otherwise acquire such shares at such time and in such a manner.

  Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the corporation, no distribution shall be made (a) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series 1992 Preferred Stock unless, prior thereto, the holders of Series 1992 Preferred Stock shall have received the greater of (1) $12 per share or (2) an aggregate amount per share equal to the Formula Number then in effect times the aggregate amount to be distributed per share to holders of Common Shares or (b) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series 1992 Preferred Stock, except distributions made ratably on the Series 1992 Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon liquidation, dissolution or winding up.

 Consolidation, Merger, Exchange, etc. In case the corporation shall enter into any consolidation, merger, combination, statutory share exchange or other transaction in which the Common Shares are exchanged for or changed into other stock or securities, money and/or any other property, then in any such case the Series 1992 Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share equal to the Formula Number then in effect times the aggregate amount of stock, securities, cash or any other property (payable in kind), as the case may be, into which or for which each Common Share is exchanged or changed.

  No Redemption. Except as otherwise provided in Section D.[6], the Series 1992 Preferred Stock shall not be redeemable.

  Rank. The Series 1992 Preferred Stock shall rank junior in terms of dividends and liquidation, dissolution and winding up rights to any Class A Preferred Stock and to all other series of the corporation's Preferred Stock hereinafter issued unless the terms of such series shall provide otherwise.

  Fractional Shares. The corporation shall not be required to issue fractional shares of the Series 1992 Preferred Stock and in lieu of fractional shares, the corporation shall pay an amount in cash equal to the same fraction of the current market value of one share of Series 1992 Preferred Stock.


 Paragraph IV

 Common Stock

   Subject to the preferential rights of Preferred Stock, such dividends (either in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time in accordance with the laws of the Commonwealth of Kentucky.

  Except when otherwise by statute specifically provided, and except to the extent qualified or limited by the preferential voting rights of any shares of Preferred Stock, the holders of the Common Stock shall be entitled to one vote for each share of Common Stock standing in their names on the books of the corporation at the election of directors and on any question arising at any meeting of shareholders of the corporation.


 Paragraph V

 General

    No holder of shares of the corporation of any class, as such, shall have any preemptive right to subscribe to stock, obligations, warrants, subscription rights or other securities of the corporation of any class, regardless of when authorized.

  For the purposes of this Article VI and of any resolution of the Board of Directors providing for the issue of any series of Preferred Stock or of any articles of amendment filed with the Secretary of State of the Commonwealth of Kentucky (unless otherwise expressly provided in any such resolution or articles) any class or classes of stock of the corporation shall be deemed to rank junior to any other class or classes if the rights of the holders thereof shall be subject or subordinate to the rights of the holders of shares of such other class or classes in respect of the receipt of dividends or of amounts distributable upon liquidation, dissolution, or winding up.


                                   ARTICLE VII

                                    Directors

   The affairs of the corporation are to be conducted by a Board of Directors of not less than nine (9) nor more than twenty (20) members, the number to be set by the directors as provided in the by-laws. The directors shall be divided into three classes, each class to be as nearly equal in number as possible. If the classes of directors are not equal, the Board of Directors shall determine which class shall contain an unequal number of directors. The term of office of directors of the first class shall expire at the first annual meeting of shareholders following their election. The term of office of directors of the second class shall expire at the second annual meeting of shareholders following their election. The term of office of the directors of the third class shall expire at the third annual meeting of shareholders following their election. Thereafter, at each annual meeting of shareholders the successors to the class of directors whose term expires at the time of such meeting shall be elected to hold office until the third annual succeeding meeting.

    If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible. Any additional director or directors elected to fill a vacancy shall be elected by the vote of 80% of the directors then in office, although less than a quorum, and any director so chosen shall hold office for a term that shall expire at the time of the next annual meeting of shareholders at which directors are elected. In no case will a decrease in the number of directors shorten the term of any incumbent director.

    No director of the corporation shall be removed from office with or without cause unless such removal is approved by the holders of 80% of the outstanding stock of the corporation entitled to vote thereon.

    This Article VII cannot be amended, altered or repealed without the approval of the holders of 80% of the outstanding stock of the corporation, entitled to vote thereon.


                                   ARTICLE VIII

                  Shareholder Nomination of Director Candidates


    Subject to the rights of holders of any class or series of stock having a preference over the Common Stock as to dividends or upon liquidation, nominations for the election of directors may be made by the Board of Directors or a committee appointed by the Board of Directors or by any shareholder entitled to vote in the election of directors generally. However, any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if timely written notice of such nomination or nominations has been given to the Secretary of the corporation. To be timely, such notice shall be delivered to or mailed and received at the principal executive offices of the corporation not later than the close of business on the 10th day following the day on which notice of the date of the meeting was mailed or public disclosure of the date of the meeting was made, whichever first occurs. Each such notice to the Secretary shall set forth: (a) the name, age and address of the shareholder who intends to make the nomination; (b) a representation that the shareholder is a holder of record of stock of the corporation entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) the name, age, business and residence addresses, and principal occupation or employment of each nominee; (d) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (e) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission, had the nominee been nominated, or intended to be nominated by the Board of Directors; and (f) the consent of each nominee to serve as a director of the corporation if so elected. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as a director of the corporation. The presiding officer at the meeting may refuse to acknowledge the nomination of any person not made in compliance with the foregoing procedures.


                                    ARTICLE IX

                     Call of Special Meetings of Shareholders


   Special meetings of shareholders of the corporation may be called only by the Board of Directors pursuant to a resolution adopted by a majority of the Directors in writing, or by the holders of not less than fifty percent (50%) of all shares entitled to cast votes at the meeting. Notice of a special meeting must include a description of the purpose or purposes for which the meeting is called.


                                    ARTICLE X

   A. In addition to the requirements of any applicable statute, these Articles of Incorporation or any Preferred Stock designation which might require a lesser vote or no vote, the affirmative vote of the holders of not less than 80% of the outstanding stock of the corporation entitled to vote thereon, shall be required for the approval of any Business Combination (as hereinafter defined) of this corporation with any Control Person (as hereinafter defined); provided, however, that such 80% voting requirement shall not be applicable if either: [i] the Continuing Directors (as hereinafter defined) of the corporation by at least a two-thirds vote of such Continuing Directors, have expressly approved such Business Combination; or [ii] the cash or fair market value of the property, securities, or other consideration to be received per share by the holders of the stock of the corporation in the Business Combination is not less than the Minimum Price Per Share (as hereinafter defined).

   B.  For purposes of this Article X:

  The term "Business Combination" shall mean [a] any merger or consolidation of this corporation or a subsidiary of this corporation, with or into a Control Person, irrespective of which party is the surviving entity, [b] any sale, lease, exchange, transfer or other disposition of all or any substantial part of the assets of this corporation or a subsidiary, to a Control Person, [c] any sale, lease, exchange, transfer or other disposition of all or any substantial part of the assets of a Control Person to this corporation or a subsidiary, [d] the issuance of any securities of this corporation or any subsidiary to a Control Person, [e] the acquisition by this corporation or any subsidiary of any securities of a Control Person, [f] any reclassification or recapitalization of the stock of this corporation or any subsidiary which has the effect of increasing the number or percentage of shares of stock of this corporation Beneficially Owned (as hereinafter defined) by a Control Person, [g] the adoption of any plan or proposal for the liquidation or dissolution of the corporation proposed by or on behalf of any Control Person or any Affiliate or Associate of any Control Person, or [h] any agreement, contract or other arrangement providing for, or any series of transactions resulting in, any of the transactions described above.

   The term "Control Person" shall mean and include any individual, corporation, partnership, or other person or entity which, together with and including their Affiliates and Associates (as defined below) Beneficially Owns in the aggregate ten percent (10%) or more of the outstanding Common Stock of this corporation.

   The term "Affiliate" shall mean a person that directly or indirectly, through one or more intermediaries, controls, or is controlled by, or is under common control with, a specified person.

 The term "Associate" of any person shall mean:

      [a]Any corporation or organization (other than this corporation or its subsidiary) of which such person is an officer, director or partner, or is, directly or indirectly, the Beneficial Owner of ten percent (10%) or more of any voting security of the corporation;

      [b]   Any trust or other estate in which such person has a ten  percent
(10%) or greater beneficial interest or serves as trustee or in a similar fiduciary capacity;

      [c]   Any  relative or spouse of such person or any  relative  of  such spouse, any one of whom has the same home as such person or is a director or officer of the corporation of any of its Affiliates.

    "Beneficial Owner," when used with respect to any voting securities of the corporation, means a person:

      [a]   That  individually or with any of its Affiliates  or  Associates, beneficially owns voting securities of the corporation, directly or  indirectly;
or

     [b]  That, individually or with any of its Affiliates or Associates has:

     [i] The right to acquire voting securities of the corporation (whether such right is exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement, or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise; or

        [ii] The right to vote voting securities of the corporation pursuant to any agreement, arrangement, or understanding; or

         [c]   That  has  any agreement, arrangement, or understanding
            for the purpose of acquiring, holding, voting or disposing of voting securities of the corporation with any other person that beneficially owns, or whose Affiliates or Associates beneficially own, directly or indirectly, such shares of voting securities of the corporation.

  The term "Continuing Director" shall mean any member of the Board of Directors who is not an Affiliate or Associate of a Control Person and who was a director of the corporation prior to the time the Control Person became a Control Person, and any successor to such Continuing Director who is not an Affiliate or Associate of a Control Person and was recommended or elected by a majority of the Continuing Directors.

  The term "Minimum Price Per Share" shall mean the greater of: [a] the highest price per share paid by the Control Person in acquiring stock of the corporation within two (2) years immediately prior to the Date of Determination (as hereinafter defined); or [b] the market price per share of the stock immediately prior to the Date of Determination.

  The term "Date of Determination" shall mean: [a] the date on which a binding agreement (except for the fulfillment of conditions precedent, including, without limitation, votes of shareholders to approve such transaction) is entered into by this corporation, as authorized by its Board of Directors, and any other person providing for any Business Combination; or [b] if such an agreement as referred to in section [a] above is amended so as to make it less favorable to this corporation and its shareholders, the date on which such amendment is approved by the Board of Directors of the corporation; or [c] in cases where neither sections [a] or [b] are applicable, the record date for the determination of shareholders of the corporation entitled to notice of and to vote upon the transaction in question.

   C. In the event any Business Combination is approved, such transaction shall not be consummated unless each of the corporation's stockholders, who dissent to the proposed transaction pursuant to Subtitle 13 of KRS 271B, shall receive incident to the consummation of the transaction, cash or property, securities or other consideration with a fair market value per share not less than the greater of: [i] the Minimum Price Per Share, or [ii] the fair value of such stock as determined in accordance with Subtitle 13 of KRS 271B.

    D. A majority of the Continuing Directors shall have conclusive power and authority to determine, for the purpose of this Article X: [i] whether a person is a Control Person; [ii] whether a person is an Affiliate or Associate of another; [iii] whether the assets subject to a Business Combination constitute a "substantial part of the assets of the corporation"; [iv] whether two or more transactions constitute a "series of related transactions"; [v] the fair market value of other consideration offered to shareholders as provided in A.[ii] and
C. above; [vi] the Date of Determination; [vii] the market price per share of the corporation's stock; and [viii] such other matters with respect to which a determination is required under this Article X, it being understood that this provision is incapable of satisfaction unless there is at least one Continuing Director. Any such determination shall be final and binding for all purposes hereunder.

    E. This Article X may not be amended, altered or repealed without the affirmative vote of: [i] two-thirds of the Continuing Directors adopting a resolution approving such amendment; and [ii] the holders of 80% of the outstanding stock of the corporation entitled to vote thereon.


                                    ARTICLE XI

                        Elimination of Director Liability

    No director of the corporation shall be personally liable to the corporation or its shareholders for monetary damages for a breach of his duties as a director except for liability:

   for any transaction in which the director's personal financial interest is in conflict with the financial interest of the corporation or its shareholders;

 for acts or omissions not in good faith or which involve intentional misconduct or are known to the director to be a violation of law;

 for distributions made in violation of the Kentucky Revised Statutes; or

  for any transaction from which the director derives an improper personal benefit.

    If the Kentucky Revised Statutes are amended after approval by the shareholders of this Article to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the corporation shall be eliminated or limited to the fullest extent permitted by the Kentucky Revised Statutes, as so amended. Any repeal or modification of this Article XI by the shareholders of the corporation shall not adversely affect any right or protection of a director of the corporation existing at the time of such repeal or modification.


                                   ARTICLE XII

                                      Bylaws

    The Bylaws for the corporation may be adopted, amended and repealed by the Board of Directors, subject to repeal or change by action of the shareholders.


                                   ARTICLE XIII

                                   Incorporator

    The name and address of the Incorporator is John P. Hines, 500 East Main Street, Bowling Green, Kentucky 42101.





                                   CERTIFICATE

    Pursuant to KRS 271B.10-070(4), the undersigned hereby certifies that the foregoing text of the Amended and Restated Articles of Incorporation contains in Articles VI, VIII and IX thereof amendments of the corporation's Restated Articles of Incorporation, requiring shareholder approval, which approval was obtained on April 20, 1992 in the manner prescribed by the Kentucky Business Corporation Act. The number of shares of the corporation outstanding at the time of such adoption was 4,912,575 shares of common stock. The designation and number of votes entitled to be cast by each voting group entitled to vote separately thereon were as follows:

   Class                                                    Number of Votes

 Common Stock                                          3,258,616

The number of votes of each voting group indisputably represented at the meeting was:

   Class                                                    Number of Votes

 Common Stock                                          2,147,145

The total number of undisputed votes cast for each of the amendments by the sole voting group is as follows:

 Amendment of Article VI:  1,718,626.912;
 Amendment to Add Article VIII:  1,711,816.227;
 Amendment to Add Article IX:  1,721,097.547;
  Amendment to Delete Resolutions Creating 1988 Series and 1990 Series Class A Preferred Stock: 1,882,883.941.

  The number of undisputed votes cast for each of the amendments was sufficient for approval by the sole voting group.

    IN WITNESS WHEREOF, the undersigned duly authorized officer has executed these Amended and Restated Articles of Incorporation this 29th day of April, 1992.



                                             TRANS FINANCIAL BANCORP, INC.


                                             By   /s/ Douglas M. Lester
                                               Douglas M. Lester,
                                               President



THIS INSTRUMENT WAS PREPARED BY:



/s/ Clara M. Passafiume
Clara M. Passafiume
WYATT, TARRANT & COMBS
Citizens Plaza
Louisville, Kentucky  40202
(502) 589-5235

<EX-4>
Exhibit 4(b)

                               ARTICLES OF AMENDMENT
                                      TO THE
                  AMENDED AND RESTATED ARTICLES OF INCORPORATION
                                        OF
                           TRANS FINANCIAL BANCORP, INC.

   Pursuant to the provisions of KRS 271B.10-060, the undersigned corporation executes these Articles of Amendment to its Amended and Restated Articles of
Incorporation:

  FIRST: The name of the corporation is Trans Financial Bancorp, Inc.

   SECOND: An amendment to Article VI of the corporation's Amended and Restated Articles of Incorporation to increase to 50,000,000 the number of shares of authorized common capital stock was adopted by the shareholders of the corporation in the manner prescribed by the Kentucky Business Corporation Act. The text of Article VI of the corporation's Amended and Restated Articles of Incorporation, as amended, is attached hereto as Exhibit A.

    The amendment does not provide for an exchange, reclassification or cancellation of issued shares.

   The date of the adoption of the amendment by the shareholders of the corporation was April 25, 1994.

  The designation and number of outstanding shares, the number of votes entitled to be cast by the sole voting group entitled to vote separately on the amendments, and the number of votes of the sole voting group indisputably represented at the meeting is as follows:

Designation And NumberNumber Of Votes Entitled To Number of Votes Indisputably Of Outstanding SharesBe Cast By Sole Voting Group Represented At The Meeting

  8,804,703 shares            8,804,703               7,151,501
    Common Stock

   The total number of undisputed votes cast by the sole voting group for the amendment was 6,540,636. The number cast for the amendment by the sole voting group was sufficient for approval by that voting group.

   THIRD: An amendment to Article I of the corporation's Amended and Restated Articles of Incorporation to change the name of the corporation to Trans Financial, Inc. was adopted by the shareholders of the corporation in the manner prescribed by the Kentucky Business Corporation Act.

   The text of Article I of the corporation's Amended and Restated Articles of Incorporation, as amended, is as follows:


                                    ARTICLE I

                                       Name

     The name of the corporation is Trans Financial, Inc.

    The amendment does not provide for an exchange, reclassification or cancellation of issued shares.

   The date of the adoption of the amendment by the shareholders of the corporation was April 24, 1995.

  The designation and number of outstanding shares, the number of votes entitled to be cast by the sole voting group entitled to vote separately on the amendments, and the number of votes of the sole voting group indisputably represented at the meeting is as follows:

Designation And Number Number Of Votes Entitled To Number of Votes Indisputably Of Outstanding SharesBe Cast By Sole Voting GroupRepresented At The Meeting

 11,203,468 shares            11,203,468              7,730,470
    Common Stock

   The total number of undisputed votes cast by the sole voting group for the amendment was 7,664,218. The number cast for the amendment by the sole voting group was sufficient for approval by that voting group.

   IN WITNESS WHEREOF, the undersigned has executed these Articles of Amendment as of the 24th day of April, 1995.


                                          TRANS FINANCIAL BANCORP, INC.


                                          By:  /s/ Douglas M. Lester
                                             Douglas M. Lester, President


THIS INSTRUMENT PREPARED BY:

/s/ Jay B. Simmons
Jay B. Simmons
500 East Main Street
Bowling Green, Kentucky 42101
                                     EXHIBIT A
                                        TO
                               ARTICLES OF AMENDMENT
                                      TO THE
                  AMENDED AND RESTATED ARTICLES OF INCORPORATION
                                        OF
                           TRANS FINANCIAL BANCORP, INC.


                                    ARTICLE VI

                                   Capital Stock

   The total number of shares which are authorized to be issued by the corporation is 50,000,000 shares of common stock having no par value ("Common Stock"), 50,000 shares of preferred stock having no par value ("Class A Preferred Stock"), and 5,000,000 shares of preferred stock having no par value ("Class B Preferred Stock") (Class A Preferred Stock and Class B Preferred Stock being hereinafter sometimes collectively referred to as "Preferred Stock").

   A description of the foregoing classes of stock of the corporation and a statement of the voting powers, preferences and relative rights and the qualifications, limitations or restrictions granted to or imposed upon the shares of each class is as follows:

                                    Paragraph I

                                  Preferred Stock

   A. Authority is hereby vested in the Board of Directors, by resolution, to divide any or all of the authorized shares of Preferred Stock into series and, within the limitations imposed by law and these Articles of Incorporation, to fix and determine as to each such series:

      [1] The voting rights and powers, if any, of the holders of shares of such series;

     [2] The number of shares and designation of such series;

     [3] The annual dividend rate;

      [4] The prices at, and the terms and conditions on which, shares of such series may be redeemed;

      [5] The amounts payable on shares of such series in the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs of the corporation;

      [6] The terms, if any, upon which shares of such series may be convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes, including the price or prices and the rate of conversion or exchange, any adjustments thereof, and all other terms and conditions;

      [7] The sinking fund provisions, if any, for the redemption or purchase of shares of such series; and

      [8] Such other provisions as may be fixed by the Board of Directors of the corporation pursuant to Kentucky law.

   B. All shares of any one series of Preferred Stock shall be identical with each other in all respects, except that shares of any one series issued at different times may differ as to the dates from which dividends thereon shall be cumulative. Except as permitted by the foregoing provisions of Paragraph I.A, all shares of each series of Class A Preferred Stock shall rank equally and be identical in all respects, and all shares of each series of Class B Preferred Stock shall rank equally and be identical in all respects.

   C. The corporation may at any time permitted by the resolution adopted by the Board of Directors providing for the issue of any series of Preferred Stock and at the redemption price or prices and on the terms and conditions stated in said resolution, redeem the whole or any part of the shares of any series of Preferred Stock at the time outstanding.

  D. Except when otherwise herein or by statute specifically provided, or except as provided by the resolution adopted by the Board of Directors providing for the issue of any series, the holders of shares of Class A Preferred Stock or Class B Preferred Stock shall not be entitled to vote at the election of directors or on any question arising at any meeting of shareholders of the corporation.

   E. To the extent permitted by Kentucky law, the shares of Preferred Stock shall be convertible into other shares of the capital stock of this corporation upon such terms and conditions and at such rates of conversion or exchange as may be provided by the resolution adopted by the Board of Directors providing for the issue of any series.


                                   Paragraph II

                              Class A Preferred Stock

   Except to the extent provided otherwise by the Board of Directors when establishing a series of Class A Preferred Stock in accordance with Kentucky law:

   A. Class A Preferred Stock shall be preferred as to payment of dividends over any other class of stock of the corporation. Before any dividends (other than dividends payable in stock ranking junior to the Class A Preferred Stock) on any class or classes of stock of the corporation ranking junior to the Class A Preferred Stock shall be declared and set apart for payment or paid, the holders of shares of Class A Preferred Stock of each series shall be entitled to receive cash dividends (paid in lawful money of the United States), when and as declared by the Board of Directors at the annual rate, and no more, fixed in the resolution adopted by the Board of Directors providing for the issue of such series. Such dividends shall be payable in cash quarterly on December 1, March 1, June 1 and September 1 in each year. All dividends with respect to Class A Preferred Stock shall be cumulative from the date or dates of issue. Accrual of dividends shall not bear interest.

   B. So long as any shares of Class A Preferred Stock are outstanding, without the consent (evidenced either by writing or in the event of a meeting of such shareholders, by vote) of all holders of Class A Preferred Stock,

      [1] If dividends on Class A Preferred Stock for any past quarter shall remain unpaid, or shall not have been declared and set apart for payment, the corporation shall not declare and set apart for payment or pay any dividends (other than dividends payable in stock ranking junior to the Class A Preferred Stock) or make any distribution, on any other class or classes of stock of the corporation ranking junior to the Class A Preferred Stock and shall not redeem, purchase or otherwise acquire, or permit any subsidiary to purchase or otherwise acquire, any shares of any such junior class if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the corporation shall be in default with respect to any dividend payable on, or any obligation to retire, shares of Class A Preferred Stock; provided, however, that, notwithstanding the foregoing, the corporation may at any time redeem, purchase or otherwise acquire shares of any such junior class in exchange for, or out of the net cash proceeds from the sale of, other shares of stock of any junior class.

     [2] The corporation shall not create any class of stock ranking prior to or on a parity with the Class A Preferred Stock or convertible into securities ranking prior to or on a parity with the Class A Preferred Stock, as to dividends or upon liquidation, or alter or change any of the provisions of the articles of incorporation so as adversely to affect the preferences, special rights or powers given to the Class A Preferred Stock, or increase the number of shares of Class A Preferred Stock.

      [3] The corporation shall not alter or change any of the provisions of the articles of incorporation or any resolution adopted by the Board of Directors providing for the issue of any series of Class A Preferred Stock so as adversely to affect the preferences, special rights or powers given to such series.

      [4] The corporation shall not pay or declare any dividend or make any distribution on any shares of any class ranking junior to the Class A Preferred Stock, nor shall any shares of any class ranking junior to Class A Preferred Stock be purchased, redeemed or otherwise acquired for consideration, if the shareholders' equity of the corporation (determined in accordance with generally accepted accounting principles) at the close of the most recent fiscal quarter ending more than 45 days prior to such declaration, payment, distribution, purchase or redemption shall not exceed the aggregate amount payable upon outstanding shares of Class A Preferred Stock in the event of dissolution or liquidation of the corporation, plus the amount of such proposed dividend, distribution, purchase or redemption; provided, however, the restrictions of this subsection shall not [i] prevent the payment of any dividend or the completion of any redemption to a holder of capital stock within 60 days after a declaration of such dividend or redemption then permitted by the provisions of this subsection, [ii] apply to the declaration and payment of dividends on shares of any class ranking junior to Class A Preferred Stock, if payable solely in shares of stock of any class ranking junior to Class A Preferred Stock, or [iii] apply to the acquisition of any shares ranking junior to Class A Preferred Stock through application of the proceeds of any shares of any class ranking junior to Class A Preferred Stock sold at or about the time of such acquisition.

      [5] The corporation shall not effect a reduction of the stated capital of the corporation, except any such reduction effected as a result of the redemption or purchase of shares of the corporation's stock as permitted by this Article.

   C. Class A Preferred Stock shall be preferred as to assets over any other class of stock of the corporation so that the holders of shares of each series of Class A Preferred Stock shall be entitled to be paid, before any distribution is made to the holders of any other class of stock upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation the amount fixed in the resolution adopted by the Board of Directors providing for the issue of such series, but in such case the holders of Class A Preferred Stock shall not be entitled to any other or further payment.

  If upon any such liquidation, dissolution or winding up of the corporation its net assets shall be insufficient to permit the payment in full of the respective amounts to which the holders of all outstanding Class A Preferred Stock are entitled as above provided, the entire remaining net assets of the corporation shall be distributed among the holders of Class A Preferred Stock in amounts proportionate to the full preferential amounts to which they are respectively entitled.

   Neither a consolidation nor merger of the corporation with or into any other corporation, nor a merger of any other corporation into the corporation, nor the purchase or redemption of all or any part of the outstanding shares of any class or classes of stock of the corporation, nor the sale or transfer of the properties of the corporation substantially as an entirety shall be construed to be a dissolution or liquidation of the corporation within the meaning of the foregoing provisions.

   D. If at the time of any annual meeting of the shareholders of the corporation, the corporation shall be in arrears in dividends upon the outstanding shares of Class A Preferred Stock in an amount equal to dividends for a total of two quarterly dividend periods, then at such annual meeting and at all meetings for the election of directors thereafter, until all arrearage of dividends accumulated on the outstanding shares of Class A Preferred Stock for all preceding dividend periods shall have been paid, or declared and set apart for payment, the holders of the outstanding shares of Class A Preferred Stock shall, as a class, have the right to nominate and to elect that number of directors (the "Special Directors") of the corporation which, when added to the number of directors previously nominated and elected by holders of Class A Preferred Stock and whose terms of office will continue beyond such election, shall equal the whole number resulting from the division of the number of all authorized directors by the number six (6), in that the holders of the outstanding shares of Class A Preferred Stock, as a class, shall be entitled to cast for such nominees in such election that number of votes as are necessary under cumulative voting to elect the Special Directors. The holders of Class A Preferred Stock shall have no right to vote for the election of any director other than the Special Directors nominated by them. No person shall be eligible to be nominated or serve as a Special Director, nor shall any shares of Class A Preferred Stock be voted for such person, unless prior to his or her nomination he or she shall execute and deliver to the corporation a binding resignation as a director of the corporation, which resignation, by its terms, would become effective in the event that all arrearages of dividends accumulated on the outstanding shares of Class A Preferred Stock for all preceding quarterly periods shall have been paid, or declared and set apart for payment.


                                   Paragraph III

                              Class B Preferred Stock

   Except to the extent provided otherwise by the Board of Directors when establishing a series of Class B Preferred Stock in accordance with Kentucky law:

   A. Class B Preferred Stock shall be preferred as to payment of dividends over any other class of stock of the corporation except Class A Preferred Stock. Before any dividends (other than dividends payable in stock ranking junior to the Class B Preferred Stock) on any class or classes of stock of the corporation ranking junior to the Class B Preferred Stock shall be declared and set apart for payment or paid, the holders of shares of Class B Preferred Stock of each series shall be entitled to receive cash dividends, when and as declared by the Board of Directors at the annual rate, and no more, fixed in the resolution adopted by the Board of Directors providing for the issue of such series. Such dividends shall be payable in cash semi-annually on June 15 and December 15 in each year. All dividends with respect to Class B Preferred Stock shall be cumulative from the date or dates of issue. Accrual of dividends shall not bear interest.

   B. So long as any shares of Class B Preferred Stock are outstanding, without the consent (evidenced either by writing or in the event of a meeting of such shareholders, by vote) of all holders of Class B Preferred Stock.

      [1] If dividends on Class B Preferred Stock for any past quarter shall remain unpaid, or shall not have been declared and set apart for payment, the corporation shall not declare and set apart for payment or pay any dividends (other than dividends payable in stock ranking junior to the Class B Preferred Stock) or make any distribution, on any other class or classes of stock of the corporation ranking junior to the Class B Preferred Stock and shall not redeem, purchase or otherwise acquire, or permit any subsidiary to purchase or otherwise acquire, any shares of any such junior class if at the time of making such declaration, payment, distribution, redemption, purchase or acquisition the corporation shall be in default with respect to any dividend payable on, or any obligation to retire, shares of Class B Preferred Stock; provided, however, that, notwithstanding the foregoing, the corporation may at any time redeem, purchase or otherwise acquire shares of stock of any such junior class in exchange for, or out of the net cash proceeds from the sale of, other shares of stock of any junior class.

      [2] With the exception of the Class A Preferred Stock, the corporation shall not create any class of stock ranking prior to the Class B Preferred
Stock, as to dividends or upon liquidation, or alter or change any of the provisions hereof so as adversely to affect the preferences, special rights or powers given to the Class B Preferred Stock, or increase the number of shares of Class B Preferred Stock.

      [3] The corporation shall not alter or change any of the provisions hereof or in any resolution adopted by the Board of Directors providing for the issue of any series of Class B Preferred Stock so as adversely to affect the preferences, special rights or powers given to such series.

   C. Class B Preferred Stock shall be preferred as to assets over any other class of stock of the corporation (other than Class A Preferred Stock) so that the holders of shares of each series of Class B Preferred Stock shall be entitled to be paid before any distribution is made to the holders of any other class of stock (other than Class A Preferred Stock) upon the voluntary or involuntary dissolution, liquidation or winding up of the corporation, the amount fixed in the resolution of the Board of Directors providing for the issue of such series, but in such case the holders of Class B Preferred Stock shall not be entitled to any other or further payment.

  If upon any such liquidation, dissolution or winding up of the corporation its net assets (after payment of all amounts due to the holders of Class A Preferred Stock) shall be insufficient to permit the payment in full of the respective amounts to which the holders of all outstanding Class B Preferred Stock are entitled as above provided, the entire remaining net assets of the corporation (after payment of all amounts due to the holders of Class A Preferred Stock) shall be distributed among the holders of Class B Preferred Stock in amounts proportionate to the full preferential amounts to which they are respectively entitled.

   Neither a consolidation nor merger of the corporation with or into any other corporation, nor a merger of any other corporation into the corporation, nor the purchase or redemption of all or any part of the outstanding shares of any class or classes of stock of the corporation, nor the sale or transfer of the properties of the corporation substantially as an entirety shall be construed to be a dissolution or liquidation of the corporation within the meaning of the foregoing provisions.


  D. Class B Preferred Stock, Series 1992

      [l] Designation and Amount. There is hereby created a series of Preferred Stock, such series being designated as "Class B Preferred Stock, Series 1992 (the "Series 1992 Preferred Stock"), and the number of shares initially constituting such series shall be 350,000. The number of shares constituting such series may, unless prohibited by the Articles of Incorporation or by applicable law of the Commonwealth of Kentucky, be increased or decreased by subsequent amendment by the Board of Directors; provided, that no decrease shall reduce the number of shares of Series 1992 Preferred Stock to a number less than the number of shares then outstanding plus the number of shares issuable upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the corporation convertible into Series 1992 Preferred Stock.

     [2] Dividends and Distributions.

     (a) The holders of Series 1992 Preferred Stock shall be entitled to receive as a dividend per share per annum, when, as and if declared by the Board of Directors out of the funds legally available for the purpose, an amount (rounded to the nearest cent) equal to the greater of (1) $6.00 or (2) the sum of the Formula Amounts with respect to each quarterly payment of dividends on the Series 1992 Preferred Stock. The Formula Amount for any such quarterly payment shall be the Formula Number then in effect times the aggregate per whole share amount of (x) dividends payable in cash and (y) a cash amount equal to the fair market value of all dividends or other distributions payable in assets, securities or other forms of noncash consideration other than dividends or distributions solely in Common Stock, no par value of the corporation ("Common Shares") or any distribution of stock into which the Common Shares may be reclassified or exchanged as contemplated by subparagraph (b) of this Section [2], declared on the Common Shares since the immediately preceding date of a quarterly payment of dividends on the Series 1992 Preferred Stock (a "Quarterly Dividend Payment Date") or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share of Series 1992 Preferred Stock. As used herein, the "Formula Number" shall be 100; provided, however, that if at any time after January 20, 1992, the corporation shall (i) declare a dividend, or make a distribution, on its outstanding Common Shares payable in Common Shares, (ii) subdivide (by a stock split or otherwise) or split the outstanding Common Shares into a larger number of Common Shares, or (iii) combine (by a reverse stock split or otherwise) the outstanding Common Shares into a smaller number of Common Shares, then in each such event the Formula Number shall be adjusted to a number determined by multiplying the Formula Number in effect immediately prior to such event by a fraction, the numerator of which is the number of Common Shares that are outstanding immediately after such event and the denominator of which is the number of shares that are outstanding immediately prior to such event (and rounding the result to the nearest whole number); and provided further that if at any time after January 20, 1992, the corporation shall issue any shares of its capital stock in a reclassification or change of the outstanding Common Shares (including any such reclassification or change in connection with a merger in which the corporation is the surviving corporation), then in such event the Formula Number shall be appropriately adjusted to reflect such reclassification or change.

      (b) The corporation shall declare a dividend or distribution on the Series 1992 Preferred Stock as provided in Section D.[2](a) simultaneously with its declaration of a dividend or distribution on the Common Shares (other than a dividend payable in Common Shares or a subdivision of the outstanding Common Shares); provided, that in the event no dividend or distribution (other than a dividend payable in Common Shares or a subdivision of the outstanding Common Shares) shall have been declared on the Common Shares during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1.50 per share on the Series 1992 Preferred Stock shall nevertheless be payable, out of the funds legally available for such purpose, on such subsequent Quarterly Dividend Payment Date.

     (c) Dividends shall begin to accrue and be cumulative on outstanding Series 1992 Preferred Stock from the Quarterly Dividend Payment Date immediately preceding the date of issue of such Series 1992 Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly
Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of Series 1992 Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividend shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends payable on the Series 1992 Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares outstanding at that time. The Board of Directors may fix a record date for the determination of holders of Series 1992 Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be the same as the record date for the corresponding dividend or distribution on the Common Shares.

      [3] Voting Rights. The holders of Series 1992 Preferred Stock shall have the following voting rights:

      (a) Subject to the provision for adjustment hereinafter set forth, each whole share of Series 1992 Preferred Stock shall entitle the holder thereof to the number of votes equal to the Formula Number then in effect for each share of Series 1992 Preferred Stock held of record on all matters submitted to a vote of the shareholders of the corporation.

      (b) Except as otherwise provided in any Article creating a series of Preferred Stock, by law or as otherwise provided herein, the holders of Series 1992 Preferred Stock and the holders of Common Shares and any other capital shares of the corporation having general voting rights shall vote together as one class on all matters submitted to a vote of the shareholders of the corporation.

      (c) Except as otherwise provided by law or as otherwise provided herein, the holders of the Series 1992 Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent that they are entitled to vote with holders of Common Shares and any other capital stock of the corporation having general voting rights as set forth herein) for taking any corporate actions.

     [4] Certain Restrictions.

      (a) Whenever quarterly dividends or other dividends or distributions payable on the Series 1992 Preferred Stock as provided in Section D.[2] hereof are in arrears, thereafter until all accrued and unpaid dividends and distributions, whether or not declared, on Series 1992 Preferred Stock outstanding shall have been paid in full, the corporation shall not:

      [i] declare or pay dividends, or make any other distribution on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series 1992 Preferred Stock;

      [ii] declare or pay dividends, or make any other distributions, on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series 1992 Preferred Stock, except dividends paid ratably on the Series 1992 Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amount to which the holders of all such shares are then entitled;

      [iii] redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) to the Series 1992 Preferred Stock, provided that the corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of stock of the corporation ranking junior (both as to dividends and upon liquidation, dissolution or winding up) to the Series 1992 Preferred Stock; or

      (b) The corporation shall not permit any subsidiary of the corporation to purchase or otherwise acquire for consideration any shares of stock of the corporation unless the corporation could, under Section D.[4](a), purchase or otherwise acquire such shares at such time and in such a manner.

       [5] Liquidation, Dissolution or Winding Up. Upon any liquidation, dissolution or winding up of the corporation, no distribution shall be made (a) to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series 1992 Preferred Stock unless, prior thereto, the holders of Series 1992 Preferred Stock shall have received the greater of (l) $12 per share or (2) an aggregate amount per share equal to the Formula Number then in effect times the aggregate amount to be distributed per share to holders of Common Shares or (b) to the holders of shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series 1992 Preferred Stock, except distributions made ratably on the Series 1992 Preferred Stock and all other such parity stock in proportion to the total amounts to which the holders of all such shares are entitled upon liquidation, dissolution or winding up.

      [6] Consolidation, Merger, Exchange, etc. In case the corporation shall enter into any consolidation, merger, combination, statutory share exchange or other transaction in which the Common Shares are exchanged for or changed into other stock or securities, money and/or any other property, then in any such case the Series 1992 Preferred Stock shall at the same time be similarly exchanged or changed into an amount per share equal to the Formula Number then in effect times the aggregate amount of stock, securities, cash or any other property (payable in kind), as the case may be, into which or for which each Common Share is exchanged or changed.

      [7] No Redemption. Except as otherwise provided in Section D.[6], the Series 1992 Preferred Stock shall not be redeemable.

      [8] Rank. The Series 1992 Preferred Stock shall rank junior in terms of dividends and liquidation, dissolution and winding up rights to any Class A Preferred Stock and to all other series of the corporation's Preferred Stock hereinafter issued unless the terms of such series shall provide otherwise.

      [9] Fractional Shares. The corporation shall not be required to issue fractional shares of the Series 1992 Preferred Stock and in lieu of fractional shares, the corporation shall pay an amount in cash equal to the same fraction of the current market value of one share of Series 1992 Preferred Stock.


                                   Paragraph IV

                                   Common Stock

   A.  Subject  to  the preferential rights of Preferred Stock,  such  dividends
(either in cash, stock or otherwise) as may be determined by the Board of Directors may be declared and paid on the Common Stock from time to time in accordance with the laws of the Commonwealth of Kentucky.

   B. Except when otherwise by statute specifically provided, and except to the extent qualified or limited by the preferential voting rights of any shares of Preferred Stock, the holders of the Common Stock shall be entitled to one vote for each share of Common Stock standing in their names on the books of the corporation at the election of directors and on any question arising at any meeting of shareholders of the corporation.


                                    Paragraph V

                                      General

   A. No holder of shares of the corporation of any class, as such, shall have any preemptive right to subscribe to stock, obligations, warrants, subscription rights or other securities of the corporation of any class, regardless of when authorized.

   B. For the purposes of this Article VI and of any resolution of the Board of Directors providing for the issue of any series of Preferred Stock or of any articles of amendment filed with the Secretary of State of the Commonwealth of Kentucky (unless otherwise expressly provided in any such resolution or articles) any class or classes of stock of the corporation shall be deemed to rank junior to any other class or classes if the rights of the holders thereof shall be subject or subordinate to the rights of the holders of shares of such other class or classes in respect of the receipt of dividends or of amounts distributable upon liquidation, dissolution, or winding up.

<EX-11>

 Exhibit 11.

 Statement Regarding Computation of Per Share Earnings
 In thousands, except per share amounts

 For the periods ended March 31                        1995      1994

 Primary earnings per common share: (1)
   Average common shares outstanding                 11,205    11,156
   Common stock equivalents                              93        92
     Average shares and share equivalents            11,298    11,248

 Net income                                          $3,795    $3,137
 Less preferred stock dividends                           -      (20)
 Income available for common stock                   $3,795    $3,117

 Primary net income per share                         $0.34     $0.28


 Fully-diluted earnings per common share: (1)
   Average common shares outstanding                 11,205    11,156
   Common stock equivalents                              93        92
     Average shares and share equivalents            11,298    11,248

 Net income                                          $3,795    $3,137
 Less preferred stock dividends                           -      (20)
 Income available for common stock                   $3,795    $3,117

 Fully-diluted net income per share                   $0.34     $0.28


(1)All common share and per share data have been adjusted to reflect shares issued in acquisitions accounted for using the pooling-of-interests method of accounting.