Form 10-K/A
period 1994-12-31
TRANS FINANCIAL INC
filed 1995-06-29
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-K/A

                                 Amendment No. 1
                                       to
 Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of
                                      1934

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

The amended Exhibit Index is on page 4. This filing contains 21 pages (including this facing sheet).

The registrant's Annual Report on Form 10-K is hereby amended to include as an exhibit the Annual Report on Form 11-K of the Trans Financial, Inc. Savings Investment Plan, which was not available at the time of the initial filing of the registrant's Form 10-K. Item 14 of Part IV is amended to read in its entirety as follows:



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
 (a)  (1)  Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick LLP, as set forth in Part II, Item 8 of this report is report is incorporated herein by reference.
   (2)  Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
   (3)  List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 4 and 5 of this Form 10-K/A is incorporated herein by reference.
           The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K/A pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

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

       (2)The registrant filed on December 6, 1994, a report on Form 8-K which included financial statements of Kentucky Community Bancorp, Inc. and supplemental consolidated financial statements of Trans Financial Bancorp, Inc.

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

           The following supplemental consolidated financial statements of Trans Financial Bancorp, Inc., notes related thereto and independent auditors' report thereon were filed as a part of the report:
       (a)  Independent Auditor's Report;
        (b) Supplemental Consolidated Balance Sheets as of December 31, 1993 and 1992;
        (c) Supplemental Consolidated Statements of Income for the years ended December 31, 1993, 1992 and 1991;
        (d) Supplemental Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1993, 1992 and 1991;
       (e)Supplemental Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and 1991; and
        (f)  Notes to Supplemental Consolidated Financial Statements.

 (c)  Exhibits
      The exhibits listed on the Exhibit Index on pages 4 and 5 of this Form 10-K/A are filed as a part of this report.

 (d)  Financial statement schedules
      No financial statement schedules are required to be filed as a part of this report.

                                    SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Trans Financial, Inc.
                                              (Registrant)



                                          By: /s/ Edward R. Matthews
                                             Edward R. Matthews
                                             Chief Financial Officer

                                             Date: June 29, 1995

                                    Exhibits
                                                        Sequentially
                                                       Numbered Pages
      4(a)
      Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 3 of the registrant's report on Form 10-Q for the quarter ended March 31, 1992.

      4(b)
      Restated Bylaws of the registrant are incorporated by reference to Exhibit 4(b) of the registrant's report on Form 10-K for the year ended December 31, 1993.

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

      10(g)Description of the registrant's Performance Incentive Plan***

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


      11  Statement of Computation of Per Share Earnings        **

      21   List of Subsidiaries of the Registrant               **

      23   Consent of Independent Auditors                      **

      23(a)Consent of Independent Auditors                       6

      99   Annual Report on Form 11-K for the Trans Financial,Inc.
           Savings Investment Plan                               7-21

* Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.
** Previously filed.

Exhibit 23(a)

                         Consent of Independent Auditors


The Board of Directors
Trans Financial, Inc.:


  We consent to incorporation by reference in the Registration Statement No. 33-53960 on Form S-8 of our report dated June 16, 1995, relating to the statements of net assets available for benefits of the Trans Financial,Inc. Savings Investment Plan as of December 31, 1994 and 1993 and the related statements of changes in net assets available for benefits with fund information for the years then ended, which report appears in the December 31, 1994 Annual Report on Form 11-K of the Trans Financial,Inc. Savings Investment Plan, formeraly Trans Financial Bancorp Savings Investment Plan.



                       /s/ KPMG PEAT MARWICK LLP
                          KPMG PEAT MARWICK LLP



Louisville, Kentucky
June 29, 1995

                        Trans Financial, Inc.

                      Annual Report on Form 10-K
                 For the Year Ended December 31, 1994


                              Exhibit 99

 Annual Report on Form 11-K for the Trans Financial,Inc. Savings Investment Plan

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    Form 11-K


 Annual Report Pursuant to Section 15(d) of The Securities Exchange Act of 1934




For the fiscal year ended December 31, 1994  Commission File Number 0-13030




                  Trans Financial,Inc. Savings Investment Plan
                              (Exact name of plan)





                              Trans Financial, Inc.
                      (Exact name of issuer of securities)

                              500 East Main Street
                            Bowling Green, KY  42101

                                    SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              Trans Financial,Inc. Savings Investment Plan
                                             (Name of Plan)



                                          By: /s/ Roger E. Lundin
                                             Roger E. Lundin
                                             Senior Vice President
                                               and Plan Administrator

                                             Date: June 29, 1995

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

                       Financial Statements and Schedules

                           December 31, 1994 and 1993

                    With Independent Auditors' Report Thereon

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

                          Index to Financial Statements
                                  and Schedules

                                                        Page(s)

Independent Auditors' Report                               12

Statements of Net Assets Available for Benefits
 as of December 31, 1994 and 1993                       13 - 14

Statements of Changes in Net Assets Available for Benefits
 for the years ended December 31, 1994 and 1993         15 - 16

Notes to Financial Statements                           17 - 19


                                                      Schedule(s)

Item 27a - Schedule of Assets Held for Investment Purposes -
 December 31, 1994                                         A

Item 27d - Schedule of Reportable Transactions - Year ended
 December 31, 1994                                         D



Other schedules as required by Items 27(b), (c), (e) and (f) of Form 5500 have been omitted because they are not applicable.

                          Independent Auditors' Report


The Plan Committee
Trans Financial,Inc.
 Savings Investment Plan:


We have audited the accompanying statements of net assets available for benefits of the Trans Financial,Inc. Savings Investment Plan (formerly Trans Financial Bancorp Savings Investment Plan)(Plan) as of December 31, 1994 and 1993, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the PlanOs management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan as of December 31, 1994 and 1993, and the changes in net assets available for benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of Assets Held for Investment Purposes and Reportable Transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information of net assets available for benefits and the changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Louisville, Kentucky
June 16, 1995

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

      Statement of Net Assets Available for Benefits With Fund Information

                                December 31, 1994

                                            Fund Information


                                         Income                       Aggressive
                         Stock   Income  Growth   Balanced     Growth     Growth   Clearing         Total

  Assets

Investments, at fair value:
  Trans Financial Inc.
  Common stock      $3,762,408        -       -          -          -          -          -     3,762,408
  Mutual funds               -   39,015 176,633    897,693    542,481    364,178          -     2,020,000
  Cash equivalents     238,594    4,337   3,874     66,297     63,797     42,717     25,156       444,772
  Total investments $4,001,002   43,352 180,507    963,990    606,278    406,895     25,156     6,227,180


Accrued Investment income  938      244     676      3,640      1,493        801        160         7,952
Contribution receivable
  from employees        19,389      262     944      7,190      8,072      6,464         -         42,321
Contribution receivable
  from employer         33,412        -       -          -          -          -          -        33,412
Other assets             3,646        -       -          -          -          -          -         3,646

Net assets available
  for benefits      $4,058,387   43,858 182,127    974,820    615,843    414,160     25,316     6,314,511

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

      Statement of Net Assets Available for Benefits With Fund Information

                                December 31, 1993

                                             Fund Information






                                                       Guaranteed
                                       Growth          Investment
                              Stock    Equity     Bond   Contract       Total

  Assets

Investments, at fair value:
  Trans Financial, Inc.
  Common stock           $4,224,331         -        -          -   4,224,331
  Cash equivalents           22,306   838,733  331,875    428,554   1,621,468
     Total investments   $4,246,637   838,733  331,875    428,554   5,845,799

Interfund receivable
  (payable)                 (4,003)         -        -      4,003           -
Accrued investment income    31,613       658      206        476      32,953
Contribution receivable
  from employer             (5,944)     5,696    2,578      1,752       4,082

Net assets available
  for benefits           $4,268,303   845,087  334,659    434,785   5,882,834

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

 Statement of Changes in Net Assets Available for Benefits With Fund Information

                          Year ended December 31, 1994

                                             Fund Information
                                        Guaranteed
                          Growth        Investment         Income                  Aggressive
                    Stock Equity    BondContract  Income   Growth Balanced   Growth  GrowthClearing    Total

 Assets

Additions:
 Dividends of
  Trans Financial,
  Inc.
  Common stock   $157,770      -       -      -        -        -        -        -       -       -  157,770
 Interest and
  other dividends   6,631      -       -      -    2,096    8,896   35,349   19,915   8,445   1,997   83,329
 Net realized
  and unrealized
  depreciation in
  fair value    (989,306)      -       -      -  (2,600) (10,799) (33,877) (20,330) (8,006)       -(1,064,918)
 Contributions from
  employer        482,772      -       -      -        -        -        -        -       -          482,772
 Contributions from
  employees       281,844      -       -      -    6,978   23,572  164,025  176,992 144,505       -  797,916
                $(60,289)      -       -      -    6,474   21,669  165,497  176,577 144,944   1,997  456,869

Deductions:
 Benefits paid to
  participants    517,075 18,158  14,843 26,602    2,043   24,166   11,865  121,794   7,273 223,004  966,823

Net increase (decrease) prior to
 KCB and
  Interfund
  transfers     (577,364)(18,158)(14,843)(26,602)  4,431  (2,497)  153,632   54,783 137,671(221,007)(509,954)
 Transfer
  from KCB         47,712      -       -      -    7,390   60,452  400,281  124,221  55,252 246,323   941,631
 Interfund
  transfers       319,736 (826,929)(319,816)(408,183)32,037 124,172 420,907  436,839 221,237       -        -
Net increase
 (decrease)     (209,916)(845,087)(334,659)(434,785)43,858182,127  974,820  615,843 414,161  25,316  431,677
Net assets available
 for benefits
 at beginning
 of year        4,268,303 845,087  334,659  434,785        -        -        -        -       -       -5,882,834

Net assets available
 for benefits at
 end of year   $4,058,387      -       -      -   43,858  182,127  974,820  615,843 414,160  25,3166,314,511

                               TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

 Statement of Changes in Net Assets Available for Benefits With Fund Information

                          Year Ended December 31, 1993

                                            Fund Information
                                                       Guaranteed
                                       Growth          Investment
                              Stock    Equity     Bond   Contract       Total

       Assets
Additions:
  Dividends of Trans Financial, Inc.
  Common Stock$             118,431         -        -          -     118,431
  Interest and
     other dividends          2,148    16,568   23,783      1,856      44,355
  Net realized and unrealized
     appreciation in
     fair value             176,429    25,540    3,200     20,301     225,470
  Contributions
     from employer          350,163         -        -          -     350,163
  Contributions
     from employee          293,352   124,923   64,773     39,897     522,945
                            940,523   167,031   91,756     62,054   1,261,364

Interfund transfers         119,199   (69,204) (28,201)   (21,794)          -

Deductions:
  Benefits paid
     to participants        103,748    74,391    6,498     33,122     217,759
  Miscellaneous expenses     15,728     3,362    1,444      1,898      22,432
                            119,476    77,753    7,942     35,020     240,191

Net increase prior to
  interfund transfers       821,047    89,278   83,814     27,034   1,021,173

Net increase                940,246    20,074   55,613      5,240   1,021,173

Net assets available
  for benefits at
  beginning of year       3,328,057   825,013  279,046    429,545   4,861,661

Net assets available
  for benefits at
  the end of year$        4,268,303   845,087  334,659    434,785   5,882,834

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

                        Notes to the Financial Statements
                        Two Years Ended December 31, 1994

1.Description of the Plan

     a.   General

     The  Trans  Financial,Inc. Savings Investment Plan (Plan) is a contributory defined contribution plan which covers substantially all employees of Trans Financial, Inc. (the Company) and its subsidiaries whose compensation is not determined by collective bargaining. The plan was formerly known as the Trans Financial Bancorp Savings Investment Plan. The plan's name was changed to reflect the name change of the plan's sponsor.

     The  Plan  is  subject to the provisions of the Employee Retirement  Income
       Security Act of 1974 (ERISA).

     The  Company  has the right under the Plan to discontinue all contributions at  any  time  and  terminate the Plan.  In the event that  the  Plan  is terminated, the net assets of the Plan will be distributed to participants in the amounts of the participantsO account balances valued as of the termination date.

     b.   Contributions

     The  Plan is funded through employee contributions.  Participants may elect to contribute from 1% to 10% of their compensation up to a maximum, as prescribed by the Internal Revenue Code, for any calendar year. Participants may elect to invest in any of six available options in increments of 5%. Contributions made by participants are intended to qualify as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code.

     The Company matches employee contributions up to 4% of the employeeOs salary. Employer contributions are invested, to the extent possible, in the Stock Fund.

     c.   Participant Accounts

     Each  participant's  account  is credited with employee  contributions  and employer contributions and an allocation of plan earnings and forfeitures of terminated participantsO nonvested accounts. The benefit to which a participant is entitled is the benefit that can be provided from the participantOs account.

     d.   Vesting and Benefit Payments

     All  participants  are fully vested in employee contributions  and  related earnings. Employees have a vested interest in the employer matching contribution and related earnings in accordance with the following schedule:

      Years                                    Vested
      of service                              percentage
      Less than 2                                 0%
      2 but less than 3                          20%
      3 but less than 4                          40%
      4 but less than 5                          60%
      5 but less than 6                          80%
      6 or more                                  100%

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

                        Notes to the Financial Statements

1.Description of the Plan - Continued

     Upon termination of service, a participant may elect to receive the value of his or her account in a lump-sum distribution or periodic payments over a period not to exceed the life expectancy of the participant or his or her beneficiary.

     The  foregoing  description of the Plan provides only general  information.
       Participants should refer to the Plan agreement for a more complete description of the PlanOs provisions. Copies are available from the Company.

     On July 1, 1994, the Kentucky Community Bancorp, Inc. 401(k) Plan was merged into this Plan. The amount of funds transferred to this Plan was $941,631.

2.   Summary of Significant Accounting Policies

     The financial statements of the Plan are prepared on the accrual basis.

     a.   Investments

     The  PlanOs  investments, held by the trustee, are stated at fair value  as reported by the Trustee, using published quotations and other data. The Plan was amended effective January 1, 1994 to include the following investment options: an Employer Stock Fund, an Income Fund, an Income Growth Fund, a Balanced Fund, a Growth Fund and an Aggressive Growth Fund. Purchases and sales of securities are recorded on a trade-date basis.

     b.   Payment of Benefits

          Benefits are recorded when paid.

3.   Investments

     The fair value of individual investments at December 31, 1994 and 1993 are summarized as follows:
                                       December 31
                                              1994                1993
          Trans Financial, Inc.
             Common Stock            $3,762,408(A)           4,224,331
          Federated Short Inter. Govt.     152,384                   _
          Federated High Yield             174,324                   _
          Federated Inter. Govt.           183,119                   _
          Fidelity Investment Grade Bond   189,062                   _
          Fidelity Equity Growth        352,030(A)                   _
          Fidelity Growth & Income         201,001                   _
          Fidelity Blue Chip Growth     351,353(A)                   _
          Federated Index Trust Minicap    226,803                   _
          Federated GNMA                   119,020                   _
          Fidelity Overseas                 70,904                   _
          Cash equivalents              444,772(A)           1,621,468
                                         6,227,180           5,845,799

          (A) This investment individually represents 5% or more of net assets at year-end.

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN

                        Notes to the Financial Statements

4.Income Tax Status

  The Internal Revenue Service has determined and informed the Company by a letter dated July 11, 1989, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan administrator and the PlanOs tax counsel beleive that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

5.Reconciliation of Financial Statements to Form 5500

  The Department of Labor requires that amounts allocated to accounts of persons who have elected to withdraw from the plan but have not yet been paid be reported as a liability on Form 5500. Under generally accepted accounting principles, these amounts are not accrued as a liability and are not included in distributions paid.

  The  following  is a reconciliation of net assets available for  benefits  per the financial statements to the Form 5500:
                                                  December 31,
                                                1994       1993

      Net assets available for benefits
        per the financial statements        $6,314,511  5,882,834
      Amounts allocated to
        withdrawing participants             (144,752)  (167,695)

      Net assets available for benefits
        per the Form 5500                   $ 6,169,759 5,715,139


  The  following  is a reconciliation of benefits paid to participants  per  the financial statements to the Form 5500:
                                                   Year ended
                                                 December 31, 1994
      Benefits paid to participants per
        the financial statements                    $966,823
      Add:  Amounts allocated to withdrawing
        participants at December 31, 1994           144,752
      Less:  Amounts allocated to withdrawing
        participants at December 31, 1994           (167,695)
      Benefits paid to participants per
        the Form 5500                            $  943,880

6.Related Party Transactions

  Plan investments include shares of the Company's stock. The Company's trust department is the trustee as defined by the Plan and therefore, this transaction qualifies as party-in-interest. Also, administrative services and related expenses were provided at no charge by the Company.

           Item 27a - Schedule of Assets Held for Investment Purposes
                   Employer Identification Number:  61-0156617
                      Plan Year Ending:  December 31, 1994
                                Plan Number:  001

                                                                      Schedule A

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN



                      Number of                               Current
                      shares or units      Cost     value


 Trans Financial, Inc.
   Common Stock       289,416        $             2,834,423      3,762,408
 Federated Short Inter. Govt.            15,073     153,367         152,384
 Federated High Yield                    20,877     176,351         174,324
 Federated Inter. Govt.                  18,294     192,138         183,119
 Fidelity Investment Grade Bond          27,600     205,564         189,062
 Fidelity Equity Growth                  12,322     356,161         352,030
 Fidelity Growth & Income                 9,531     209,786         201,001
 Fidelity Blue Chip Growth               13,540     347,681         351,353
 Federated Index Trust Minicap           20,036     231,579         226,803
 Federated  GNMA                         11,357     127,004         119,020
 Fidelity Overseas                        2,597      72,069          70,904
 Cash equivalents                       444,772     444,772         444,772
                                                 $5,350,895       6,227,180

                 Item 27d - Schedule of Reportable Transactions
                   Employer Identification Number:  61-0156617
                      Plan Year Ending:  December 31, 1994
                                Plan Number:  001

                                                                  Schedule D

                              TRANS FINANCIAL,INC.
                             SAVINGS INVESTMENT PLAN


 Description     Purchase        Selling                     Fair     Net Gain
  of Asset         Price          Price        Cost of      Value      (Loss)
                                                Asset

Trans           $676,339             -         676,399     676,399        -
Financial,
Inc. Common
Stock

Federated        344,351             -         344,351     344,351        -
 Inter. Govt.         -          144,908       152,213     152,213     (7,305)
Fidelity Equity
Growth           469,583               -       469,583     469,583        -
                      -          113,937       113,422     113,422      515
Fidelity Blue
Chip Growth      355,176               -       355,176     355,176        -
                      -            7,607         7,495       7,495      112
Federated Index
Trust Minicap     309,190              -       309,190     309,190        -
                       -          75,226        77,611      77,611     (2,385)

Federated          234,040              -       234,040     234,040        -
Maxcap
                         -        231,491       234,040     234,040     (2,549)
Federated Govt
Trust Fund       2,890,267              -      2,890,267   2,890,267       -
                         -       2,492,957     2,492,957   2,492,957       -