Form 10-Q
period 1995-06-30
TRANS FINANCIAL INC
filed 1995-08-14
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549


                                    Form 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act
                                     of 1934

For the quarter ended June 30, 1995        Commission File Number 0-13030



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on August 9, 1995: 11,249,396 shares.


The Exhibit Index is on page 21. This filing contains 23 pages (including this facing sheet).
                         Part I - Financial Information





Item 1. Financial Statements

 Consolidated Balance Sheets
 (Unaudited)
 In thousands, except share data             June 30   December 31      June 30
                                                1995          1994         1994
 Assets
 Cash and due from banks                     $66,446       $80,828      $72,909
 Interest-bearing deposits with banks            197           197          196
 Federal funds sold and
    resale agreements                         11,775             -       60,491
 Mortgage loans held for sale                 21,824         6,541       11,896
 Securities available for sale (amortized
    cost of $232,088 as of June 30, 1995;
    $242,079 as of December 31, 1994;
    and $228,518 as of June 30, 1994)        227,435       229,643      222,002
 Securities held to maturity (market
    value of $83,503 as of June 30, 1995;
    $81,209 as of December 31, 1994;
    and $124,904 as of June 30, 1994)         83,359        84,758      126,081
 Loans, net of unearned income             1,193,338     1,143,716    1,055,235
 Less allowance for loan losses               13,429        12,529       12,836
    Net loans                              1,179,909     1,131,187    1,042,399
 Premises and equipment, net                  37,622        36,440       36,040
 Other assets                                 50,894        48,241       39,301
    Total assets                          $1,679,461    $1,617,835   $1,611,315

 Liabilities and Shareholders' Equity
 Deposits:
    Non-interest bearing                    $183,940      $192,433     $172,209
    Interest bearing                       1,235,939     1,143,076    1,195,610
    Total deposits                         1,419,879     1,335,509    1,367,819
 Federal funds purchased and
    repurchase agreements                     49,382        74,553       39,800
 Other short-term borrowings                  38,024        48,033       44,398
 Long-term debt                               36,991        37,334       41,469
 Other liabilities                            13,141        10,774        6,713
    Total liabilities                      1,557,417     1,506,203    1,500,199
 Shareholders' equity:
    Preferred stock                                -             -        1,010
    Common stock, no par value. Authorized
       50,000,000 shares; issued and
       outstanding 11,244,793; 11,203,247;
       and 11,173,019 shares,                 21,084        21,006       20,481
respectively
    Additional paid-in capital                43,227        42,810       42,959
    Retained earnings                         64,136        59,587       54,879
    Unrealized net gain (loss) on
       securities available for sale,
       net of tax                            (3,023)       (8,073)      (4,240)
    Employee Stock Ownership Plan shares
       purchased with debt                   (3,380)       (3,698)      (3,973)
    Total shareholders' equity               122,044       111,632      111,116
    Total liabilities
      and shareholders' equity            $1,679,461    $1,617,835   $1,611,315

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income


 (Unaudited)

 In thousands, except per share         Three Months            Six Months
data
 For the periods ended June 30        1995         1994       1995       1994

 Interest income

   Loans, including fees               $28,148     $22,770    $54,829   $43,756
   Federal funds sold and resale
     agreements                            312         141        553       310
   Securities available for sale         3,193       2,821      6,498     5,565
   Securities held to maturity           1,293       2,044      2,578     4,212
   Mortgage loans held for sale            285         346        442       895
   Interest-bearing deposits with            5          15          9        24
banks
   Total interest income                33,236      28,137     64,909    54,762
 Interest expense

   Deposits                             14,317      10,114     26,970    20,185
   Federal funds purchased
     and repurchase agreements             392         249        857       452
   Long-term debt and other
     borrowings                          1,330       1,104      2,842     2,063
   Total interest expense               16,039      11,467     30,669    22,700
 Net interest income                    17,197      16,670     34,240    32,062
   Provision for loan losses               780         574      1,300     1,012
 Net interest income after
   provision for loan losses            16,417      16,096     32,940    31,050
 Non-interest income

   Service charges on deposit            2,254       1,898      4,145     3,578
accounts
   Mortgage banking income               1,171         425      2,033     1,122
   Gains on sales of securities
     available for sale, net                 -          11          -        88
   Gain on sale of mortgage              1,687           -      1,687         -
servicing
   Trust services                          332         315        650       622
   Brokerage income                        412         266        878       536
   Other                                 1,069         952      2,192     2,009
   Total non-interest income             6,925       3,867     11,585     7,955
 Non-interest expenses

   Compensation and benefits             7,470       6,426     14,693    12,891
   Net occupancy expense                 1,200         960      2,288     2,078
   Furniture and equipment               1,523       1,250      3,006     2,415
expense
   Deposit insurance                       777         799      1,539     1,614
   Professional fees                       789       1,036      1,719     1,793
   Postage, printing & supplies          1,003         899      1,833     1,765
   Communications                          417         267        790       526
   Other                                 4,006       3,263      6,880     6,119
   Total non-interest expenses          17,185      14,900     32,748    29,201
 Income before income taxes              6,157       5,063     11,777     9,804
 Income tax expense                      2,038       1,638      3,863     3,242
 Net income                             $4,119      $3,425     $7,914    $6,562
 Net income available
   for common stock                     $4,119      $3,405     $7,914    $6,522
 Primary earnings per share              $0.36       $0.30      $0.70     $0.58
 Fully-diluted earnings per share        $0.36       $0.30      $0.70     $0.58

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders' Equity

 (Unaudited)
 In thousands
 For the six months ended June 30                      1995            1994

 Balance January 1                                $111,632         $112,036
   Net income                                        7,914            6,562
   Issuance of common stock                            496              278
   Cash dividends declared:
     Common stock                                  (3,366)          (2,650)
     Preferred stock                                     -             (40)
   Change in unrealized gain (loss) on
     securities available for sale,
     net of taxes                                    5,050          (4,958)
   ESOP debt reduction                                 318              140
   ESOP shares purchased with debt                       -            (252)
 Balance June 30                                  $122,044         $111,116

 See accompanying notes to consolidated financial statements.



 Consolidated Statements of Cash Flows

 (Unaudited)

 In thousands

 For the six months ended June 30                             1995         1994

 Cash flows from operating activities:

 Net income                                                 $7,914       $6,562
 Adjustments to reconcile net income to cash provided be operating activities:

     Provision for loan losses                               1,300        1,012
     Gains on sales of securities available for sale             -         (88)
     Losses on sales of mortgage loans
       held for sale, net                                       21          172
     Gain on sale of mortgage loan servicing rights        (1,687)            -
     Gain on sale of premises and equipment                  (174)        (193)
     Depreciation, amortization and accretion, net           4,017        3,785
 Proceeds from sale of mortgage loans held for sale         28,553      143,651
 Originations of mortgage loans held for sale             (43,857)    (110,541)
 Decrease (increase) in other assets                         1,358      (2,041)
 (Decrease) in other liabilities                             (700)        (825)
   Net cash provided by operating activities               (3,255)       41,494

 Cash flows from investing activities:

 Net decrease in interest-bearing deposits
   with banks                                                    -          251
 Net (increase) in federal funds sold
   and resale agreements                                  (11,775)     (27,713)
 Proceeds from sales of securities available for                 -        6,989
sale
 Proceeds from maturities, prepayment and call of securities:


   Available for sale                                       21,735       45,551
   Held to maturity                                          4,224       11,640
 Purchases of securities:

   Available for sale                                     (12,249)     (20,505)
   Held to maturity                                        (3,000)     (14,809)
 Net increase in loans                                    (49,572)     (49,899)
 Purchases of premises and equipment                       (3,803)      (5,322)
 Proceeds from disposals of premises and equipment             644          885
 Net cash and cash equivalents inflow from                  37,479            -
acquisition
   Net cash (used in) investing activities                (16,317)     (52,932)

 Cash flows from financing activities:

 Net increase (decrease) in deposits                        43,265      (8,408)
 Net increase (decrease) in federal funds purchased
   and repurchase agreements                              (25,171)       10,096
 Net increase (decrease) in other short-term              (10,009)       19,398
borrowings
 Repayment of long-term debt                                  (25)      (2,860)
 Proceeds from issuance of common stock                        496          278
 Dividends paid                                            (3,366)      (2,690)
   Net cash provided by financing activities                 5,190       15,814
 Net decrease in cash and cash equivalents                (14,382)        4,376
 Cash and cash equivalents at beginning of year             80,828       68,533
 Cash and cash equivalents at end of period (note 3)       $66,446      $72,909

 See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
   The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.
   The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries ("the company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1994 annual report to shareholders.
   Results for the first six months of 1994 have been restated to include FGC Holding Company, which was acquired during the third quarter of 1994 and accounted for using the pooling of interests method of accounting.

(2) Allowance for Loan Losses
  An analysis of the changes in the allowance for loan losses follows:

 In thousands                      Three Months              Six Months
 For the periods ended June       1995       1994         1995          1994
30

 Balance beginning of period      $12,880    $12,640        $12,529     $12,505
   Provision for loan losses          780        574          1,300       1,012

   Loans charged off                (313)      (521)          (632)       (961)
   Recoveries of loans                 82        143            232         280
previously charged off
   Net charge-offs                  (231)      (378)          (400)       (681)

 Balance June 30                  $13,429    $12,836        $13,429     $12,836

(3) Statement of Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Certain non-cash investing and financing transactions are summarized as follows:

  Six months ended June 30 (Dollars in thousands)         1995   1994
  Securities transferred from held to maturity
   to available for sale                               $     -   $22,657
  Increase (decrease) in unrealized loss
     on securities available for sale, net of tax      (5,050)     4,958
  Loans transferred to foreclosed property                 186       744
  Reclassification of debt from long-term to short-term      -    10,000
  Debt transactions of Employee Stock Ownership Plan (net) 318      (112)

(4) Impaired Loans
   The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The company accrues interest income daily on impaired loans classified as accruing. Cash receipts on impaired loans are applied to the recorded investment in the loan, including accrued interest receivable. The adoption of SFAS 114 did not have a material effect on the company's consolidated financial statements.
  The company's recorded investment in impaired loans was $8,813,000 at June 30, 1995. Of that amount, $8,653,000 represents loans for which an allowance for loan losses, in the amount of $1,670,000, has been established under SFAS 114. The average recorded investment of impaired loans was $6,986,000 for the three months ended June 30, 1995, and $5,810,000 for the six months then ended. Interest income recognized on impaired loans totaled $23,000 for the three months ended June 30, 1995, and $59,000 for the six-month period ended June 30, 1995.

(5) Mortgage Servicing Rights
   The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"). SFAS 122 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or were acquired through loan originations. SFAS 122 also eliminates the previous requirement that gains on mortgage loan sales be offset against the related mortgage servicing right asset. The adoption of this statement resulted in a $274,000 increase in mortgage banking income in the first six months of 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
   Incorporated in 1981, Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries and one thrift subsidiary: Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky ("TFB-KY"); Trans Financial Bank Tennessee, National Association, headquartered in Cookeville, Tennessee; and Trans Financial Bank, Federal Savings Bank, headquartered in Russellville, Kentucky.
   In addition, the company operates, as subsidiaries of TFB-KY, a full-service securities broker/dealer, Trans Financial Investment Services, Inc.; a mortgage banking company, Trans Financial Mortgage Company; and a full-service travel agency, Trans Travel, Inc.
   On August 31, 1994, the company merged with FGC Holding Company ("FGC") of Martin, Kentucky, the holding company for First Guaranty National Bank, with approximately $125 million in assets. Under the terms of the merger, the shares of FGC common stock outstanding were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired. First Guaranty became Trans Financial Bank of Martin, National Association, on September 30, 1994, and was consolidated with TFB-KY on March 23,1995. The FGC transaction has been accounted for using the pooling of interests method of accounting and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.
   The company had total consolidated assets of $1.679 billion on June 30, 1995. Loans totaled $1.193 billion on that date, deposits were $1.420 billion and shareholders' equity was $122 million.
  The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.


Results of Operations
Overview
   For the six months ended June 30, 1995, the company's net income increased 21%, from $6.6 million, or $.58 per common share, to $7.9 million, or $.70 per share, as compared to the first half of 1994. Results for the first half of 1995 produced an annualized return on average assets of .98% and a return on average common equity of 13.62%, compared with returns of 0.83% and 11.82%, respectively, for the comparable period of 1994.
   For the second quarter of 1995, net income increased from $3.4 million, or $.30 per common share, to $4.1 million, or $.36 per share, as compared to the second quarter of 1994. Return on average assets for the second three months of 1995 was 1.00% and a return on average common equity was 13.68%, compared with returns of 0.86% and 12.27%, respectively, for the second quarter of 1994.

Net Interest Income
   Net interest income totaled $34.2 million in the first six months of 1995, compared with $32.1 million in the comparable 1994 period - a 7% increase. For the first half of this year, net interest margin (net interest income as a percentage of average interest-earning assets) increased 21 basis points, from 4.41% to 4.62%. This reflects the positive impact of prime rate increases during 1994 and a more favorable mix of earning assets, primarily due to continued loan growth and the redeployment of funds from matured investment securities. Increases in the prime lending rate had a positive impact on net interest margin because approximately $575 million of the company's commercial and consumer loans are tied to the prime rate. At the same time, while rates on earning assets rose, increases in the company's funding costs had not kept pace with the increase in loan yields.
   In the second quarter of 1995, net interest income increased to $17.2 million
- a 3% increase from the $16.7 million reported for the second quarter of 1994. Net interest margin for the second quarter was unchanged, at 4.56%, from the comparable quarter of the prior year. As the prime rate leveled off in the second quarter of 1995, increases in the company's funding costs, which had lagged behind the increases in loan yields, continued to rise. As a result, the company's net interest spread (the difference between the gross yield on interest-earning assets and the rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. This negative impact was offset by increased net interest income due to growth in the balance sheet.
   The following tables show, for the six- and three-month periods ended June 30, 1995 and 1994, the relationships between interest income and expense and the levels of interest-earning assets and interest-bearing liabilities.

 Average Consolidated Balance Sheets and Net Interest Analysis
 For the six months ended June 30
 Dollars in thousands
                                            1995                            1994
                                 Average             Average     Average              Average
                                 Balance    Interest   Rate      Balance    Interest    Rate
Assets:
Interest-earning assets:
Loans, net of unearned income   $1,156,785   $54,829    9.56%   $1,047,582    $43,756    8.42%
Securities available for sale      224,491     6,498    5.84%      228,502      5,565    4.91%
Securities held to maturity         85,708     2,578    6.07%      146,619      4,212    5.79%
Mortgage loans held for sale         9,963       442    8.95%       28,169        895    6.41%
Federal funds sold
and other interest income           19,091       562    5.94%       16,592        334    4.06%
Total interest-earning assets /
interest income                  1,496,038    64,909    8.75%    1,467,464     54,762    7.53%
 Non-interest-earning assets:
   Cash and due from banks          65,797                          63,872
   Premises and equipment           37,357                          34,116
   Other assets                     36,701                          25,707
 Total assets                   $1,635,893                      $1,591,159
 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
 Interest-bearing deposits:
 Interest-bearing demand(NOW)     $136,997    $1,748    2.57%     $144,165     $1,691    2.37%
 TransPlus (SuperNOW)               93,909     1,288    2.77%      102,346      1,194    2.35%
 Savings deposits                  135,130     1,963    2.93%      159,290      2,210    2.80%
 Money market accounts              47,638       742    3.14%       57,127        724    2.56%
 Certificates of deposit           715,782    18,962    5.34%      635,910     12,427    3.94%
 Other time deposits                88,328     2,267    5.18%       94,860      1,939    4.12%
 Total interest-bearing          1,217,784    26,970    4.47%    1,193,698     20,185    3.41%
 deposits
 Federal funds purchased
 and repurchase agreements          42,041       857    4.11%       34,025        452    2.68%
 Long-term debt and
 other borrowings                   82,031     2,842    6.99%       76,489      2,063    5.44%
 Total borrowed funds              124,072     3,699    6.01%      110,514      2,515    4.59%
 Total interest-bearing liabilities /
 interest expense                1,341,856    30,669    4.61%    1,304,212     22,700    3.51%
 Non-interest-bearing liabilities:
 Non-interest-bearing              164,367                         166,153
 deposits
 Other liabilities                  12,457                           8,529
 Total liabilities               1,518,680                       1,478,894
 Shareholders' equity              117,213                         112,265
 Total liabilities
 and shareholders' equity       $1,635,893                      $1,591,159
 Net interest-rate spread                               4.14%                            4.02%

 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                            0.48%                            0.39%

 Net interest income /
 margin on interest-earning assets           $34,240    4.62%                 $32,062    4.41%


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

 Average Consolidated Balance Sheets and Net Interest Analysis
 For the three months ended June 30
 Dollars in thousands
                                                1995                                1994

                                     Average                  Average    Average             Average
                                     Balance        Interest    Rate     Balance    Interest   Rate
Assets:

Interest-earning assets:

Loans, net of unearned income          $1,172,831     $28,148   9.63%   $1,067,323   $22,770    8.56%
Securities available for sale             222,425       3,193   5.76%      221,712     2,821    5.10%
Securities held to maturity                84,698       1,293   6.12%      142,665     2,044    5.75%
Mortgage loans held for sale               12,994         285   8.80%       21,573       346    6.43%
Federal funds sold
and other interest income                  20,754         317   6.13%       12,577       156    4.98%
Total interest-earning assets /
interest income                         1,513,702      33,236   8.81%    1,465,850    28,137    7.70%
Non-interest-earning assets:
Cash and due from banks                    61,530                           64,486
Premises and equipment                     37,738                           34,682
Other assets                               38,021                           27,947
Total assets                           $1,650,991                       $1,592,965
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand(NOW)             $137,539        $892   2.60%     $146,206      $844    2.32%
TransPlus (SuperNOW)                       92,830         650   2.81%      100,684       589    2.35%
Savings deposits                          134,187         975   2.91%      160,097     1,117    2.80%
Money market accounts                      46,143         372   3.23%       55,405       355    2.57%
Certificates of deposit                   737,486      10,214   5.56%      638,281     6,216    3.91%
Other time deposits                        89,567       1,214   5.44%       93,933       993    4.24%
Total interest-bearing deposits         1,237,752      14,317   4.64%    1,194,606    10,114    3.40%
Federal funds purchased
and repurchase agreements                  37,499         392   4.19%       35,657       249    2.80%
Long-term debt and
and other borrowings                       75,192       1,330   7.09%       80,569     1,104    5.50%
Total borrowed funds                      112,691       1,722   6.13%      116,226     1,353    4.67%
Total interest-bearing liabilities /
interest expense                        1,350,443      16,039   4.76%    1,310,832    11,467    3.51%
Non-interest-bearing liabilities:
Non-interest-bearing deposits             166,862                          162,225
Other liabilities                          12,930                            7,570
Total liabilities                       1,530,235                        1,480,627
Shareholders' equity                      120,756                          112,338
Total liabilities
and shareholders' equity               $1,650,991                       $1,592,965
Net interest-rate spread                                        4.05%                           4.19%

 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                    0.51%                           0.37%

Net interest income /
margin on interest-earning assets                     $17,197   4.56%                $16,670    4.56%


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

Analysis of Changes in Net Interest Income
   Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the six- and three-month periods ended June 30, 1995, as compared to the same periods in 1994.

 Six Months 1995 vs. 1994                  Increase (decrease)
                                      in interest income and expense
 In thousands                               due to changes in:

                                           Volume        Rate         Total
 Interest-earning assets:

 Loans                                        $4,829       $6,244       $11,073
 Securities available for sale                  (99)        1,032           933
 Securities held to maturity                 (1,824)          190       (1,634)
 Mortgage loans held for sale                  (721)          268         (453)
 Federal funds sold

   and other interest income                      56          172           228
 Total interest-earning assets                 2,241        7,906        10,147

 Interest-bearing liabilities:

 Interest-bearing demand (NOW)                  (87)          144            57
 TransPlus (SuperNOW)                          (104)          198            94
 Savings deposits                              (347)          100         (247)
 Money market accounts                         (132)          150            18
 Certificates of deposit                       1,706        4,829         6,535
 Other time deposits                           (141)          469           328
   Total interest-bearing deposits               895        5,890         6,785
 Federal funds purchased
   and repurchase agreements                     124          281           405
 Long-term debt and
   and other borrowings                          158          621           779
   Total borrowed funds                          282          902         1,184
 Total interest-bearing liabilities            1,177        6,792         7,969
 Increase (decrease)
   in net interest income                     $1,064       $1,114        $2,178

  The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.

 Second Quarter 1995 vs. 1994              Increase (decrease)

                                          in interest income and
                                                 expense

 In thousands                               due to changes in:

                                           Volume        Rate         Total
 Interest-earning assets:

 Loans                                        $2,375       $3,003        $5,378
 Securities available for sale                     9          363           372
 Securities held to maturity                   (877)          126         (751)
 Mortgage loans held for sale                  (164)          103          (61)
 Federal funds sold
   and other interest income                     119           42           161
 Total interest-earning assets                 1,462        3,637         5,099

 Interest-bearing liabilities:

 Interest-bearing demand (NOW)                  (52)          100            48
 TransPlus (SuperNOW)                           (49)          110            61
 Savings deposits                              (187)           45         (142)
 Money market accounts                          (65)           82            17
 Certificates of deposit                       1,076        2,922         3,998
 Other time deposits                            (48)          269           221
   Total interest-bearing deposits               675        3,528         4,203
 Federal funds purchased
   and repurchase agreements                      13          130           143
 Long-term debt and
   and other borrowings                         (78)          304           226
   Total borrowed funds                         (65)          434           369
 Total interest-bearing liabilities              610        3,962         4,572
 Increase (decrease)
   in net interest income                       $852       $(325)          $527

The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.
   The preceding tables reflect the general increase in interest rates over the past year. The tables also reflect increased volumes of loans and certificates of deposit, while nearly all other categories of interest-bearing assets and liabilities have decreased.

Provision for Loan Losses
   The provision for loan losses was $1,300 thousand (.23% of average loans, on an annualized basis, excluding mortgage loans held for sale) in the first six months of 1995, compared with $1,012 thousand (.19% of average loans) in the comparable period of 1994. Net loan charge-offs were $400 thousand (.07% of average loans) for the first half of 1995, compared with $681 thousand (.13% of average loans) for the first half of 1994.
   For the second quarter of 1995, the provision for loan losses was $780 thousand (.27% of average loans, on an annualized basis, excluding mortgage loans held for sale), compared with $574 thousand (.22% of average loans) in the comparable period of 1994. Net loan charge-offs were $231 thousand (.08% of average loans) for the second quarter of 1995, and $378 thousand (.14% of average loans) for the second three months of 1994.
   The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this review.

Non-Interest Income
   Non-interest income for the first six months of 1995 increased  $3.6  million over the first half of 1994. Comparing the second quarter of 1995 to the comparable period of 1994, non-interest income increased $3.1 million. During the second quarter of 1995, the company realized a $1.7 million pre-tax gain on the sale of servicing rights related to $168 million of mortgage loans serviced for others. Other mortgage banking income increased $911 thousand for the six months ($746 thousand for the second quarter), which includes $274 thousand related to the adoption of Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights. Brokerage revenues increased $342 thousand for the six months ($146 thousand for the second quarter), while service charges on deposit accounts increased $567 thousand ($356 thousand for the second quarter). The 1995 increases reflect the company's expanding mortgage banking and brokerage businesses, as well as continued improvement in its traditional line of banking products and services.

Non-Interest Expenses
  Non-interest expenses increased $3.5 million for the first six months of 1995, compared to the first six months of 1994. Comparing the second quarter of 1995 to the comparable period of 1994, non-interest expense increased $2.3 million.
In the second quarter of 1995, the company recognized the following expenses which are in excess of their normal levels: a $550 thousand writedown of foreclosed real estate, $200 thousand for outside sales training, $185 thousand of consulting fees for the development of technology improvement strategies and alternative delivery systems, $235 for advertising to promote new financial products and services and to improve name recognition, and $165 thousand for sales incentives and the termination of an acquired benefit plan. Expenses directly associated with the development and operation of new financial services (such as the securities broker/dealer and the travel agency) increased $264 thousand from the second quarter of 1994 to the second quarter of 1995. Excluding these expenses, second quarter 1995 compensation and benefits increased $833 thousand, and occupancy, furniture and equipment expense increased $494 thousand. These increases reflect the company's continued investment in new technology, product lines, distribution channels and people, to provide enhanced customer service and support future growth.
   The efficiency ratio (non-interest expenses as a percentage of net interest income before provision for loan losses plus non-interest income) for the second quarter of 1995 was 74.2%, versus 72.6% for the same period in 1994. Excluding the writedown of foreclosed property, the efficiency ratio for the second quarter of 1995 was 69.0%.

Income Taxes
   Income  tax  expense totaled $3.9 million in the first six  months  of  1995, compared with $3.2 million in the comparable 1994 period. These represent effective tax rates of 32.8% and 33.1%, respectively. For the second quarter of 1995, income tax expense was $2.0 million, versus $1.6 million in the second
quarter   of   1994,  reflecting  effective  tax  rates  of  33.1%  and   32.4%,
respectively.


Balance Sheet Review
Overview
   Assets at June 30, 1995, totaled $1.679 billion, compared with $1.618 billion at December 31, 1994, and $1.611 billion a year ago. Average total assets for the second quarter increased $58 million (4%) over the past year to $1.651 billion. Average interest-earning assets increased $47.9 million to $1.514 billion.

Loans
   Total loans, net of unearned income, averaged $1.173 billion in the second quarter of 1995, excluding mortgage loans held for sale of $13.0 million. For the comparable period in 1994, loans averaged $1.067 million, excluding the $21.6 million of mortgage loans held for sale.
   The company continues to experience strong loan growth. At June 30, 1995, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.193 billion, compared with $1.144 billion at December 31, 1994, and $1.055 billion a year ago. During the first quarter of 1995, the company sold to a non-affiliate bank $16 million of participations in its commercial loan portfolio. Excluding the impact of these participations, loans increased at an annualized rate of 11% from year-end 1994 to June 30, 1995.

Asset Quality
  With respect to asset quality, management considers three categories of assets to merit additional scrutiny. These categories include (a) loans which are currently nonperforming, (b) foreclosed real estate, and (c) loans which are currently performing but which management believes require special attention.

   Nonperforming loans, which include nonaccrual loans, accruing loans past due 90 days or more and restructured loans, totaled $12.7 million at June 30, 1995, up $4.8 million from December 31, 1994, and up $2.3 million from the end of the second quarter of 1994. The ratio of nonperforming loans to total loans (net of unearned income) was 1.06% at June 30, 1995, compared with .69% at the end of 1994 and .99% a year ago. Nonperforming assets, which include nonperforming loans and foreclosed property, totaled $17.3 million at June 30, 1995. The ratio of nonperforming assets to total assets increased to 1.03% at June 30, 1995, from 1.02% a year ago.
   The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

 Nonperforming Assets
 Dollars in thousands
                                               June 30  December 31      June 30
                                                  1995        1994         1994
 Nonaccrual loans                              $10,032      $4,375       $6,338
 Accruing loans which are contractually
   past due 90 days or more                      2,609       3,514        4,036
 Restructured loans                                 22          30           38
   Total nonperforming and restructured         12,663       7,919       10,412
loans
 Foreclosed real estate                          4,367       4,998        5,909
 Other foreclosed property                         307         199           63
   Total nonperforming assets and              $17,337     $13,116      $16,384
restructured loans

 Nonperforming and restructured loans
   as a percentage of net loans                  1.06%       0.69%        0.99%
 Total nonperforming assets and restructured loans
   as a percentage of total assets               1.03%       0.81%        1.02%

   Five credit relationships account for $7.9 million, or 79%, of the June 30, 1995, nonaccrual balance. The first of these loans is to a manufacturing firm in the amount of $3,475,000 and is secured by all the real estate, equipment, receivables and inventory of the company, as well as the personal guarantee of the owner and the pledge of some non-business related real estate. The firm experienced cash flow problems due to declining sales and rising costs and has been unable to meet scheduled payments in a timely manner. The loan was placed on nonaccrual during the second quarter. The firm's management has initiated a plan to reduce operating expenses and to improve cash flow. Opportunities to raise additional capital are also being explored. The second loan is a $1,575,000 credit to a coal mining company secured by real estate and equipment. The company experienced operating problems and, when the owner had severe health problems, it ceased operations. The loan was placed on nonaccrual in the second quarter and the borrower has subsequently filed a Chapter 11 Bankruptcy Petition. An orderly liquidation of all collateral as well as personal assets of the principal is planned in an effort to satisfy the debt. An actual assessment of loss is difficult to determine at this time. The third loan is to a manufacturing concern and is secured by commercial real estate and equipment. The loan has been on nonaccrual since 1992. During 1993, $775,000 of the loan balance was charged off, reducing the carrying value of the loan to $1.5 million. In the second quarter of 1994, the borrower resumed making partial principal payments and, at June 30, 1995, the loan had a balance of $1,462,000. The fourth loan has an outstanding balance of $783,000 and is secured by a first mortgage on an apartment complex. The borrower experienced cash flow difficulties due to high vacancy rates, and the loan was placed on nonaccrual in 1994, when it became apparent that payments would not remain timely. The property is expected to be sold at a price sufficient to liquidate the principal balance. The fifth credit, with a balance of $595,000, represents a 13.3% participation in a loan secured by a first mortgage on an apartment complex. Increasing vacancy rates and unusually high maintenance expenses adversely affected cash flow. The credit was placed on nonaccrual in February 1995, when the borrower was no longer able to make timely payments. Foreclosure proceedings were instituted, but have been delayed by the borrower filing a bankruptcy petition. The estimated value of the collateral is expected to provide for the full repayment of the principal balance. Appropriate amounts have been specifically allocated in the evaluation of the allowance for loan losses for the above credit exposures. The remaining June 30, 1995 nonaccrual balance consists of various commercial and consumer loans, with no single loan exceeding $150,000.
   Foreclosed real estate at June 30, 1995 includes two properties with an aggregate book value of $2.1 million, or 48% of the outstanding balance. The first property was acquired through foreclosure in 1986 with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. During 1993, the company dissolved the joint venture and retained title to the property. Several parcels have been sold above carrying value. The book value of the property at June 30, 1995, including development costs, was $1.1 million. Based on an appraisal of the property and previous sales experience, management does not anticipate any significant loss to be incurred on disposition. The second property included in foreclosed real estate relates to a wood products manufacturing facility. Based on an appraisal of the property, the company wrote down its carrying value by $210 thousand in the third quarter of 1994 and by another $550 thousand in the second quarter of 1995, reducing it to its current balance of $1.0 million. The facility was closed in 1992 and is presently listed for sale with a commercial real estate firm. Management is of the opinion that no significant additional loss will be incurred in the disposal of the facility.
   As of June 30, 1995, the company had $5.3 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated to be incurred in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
   The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At June 30, 1995, the allowance was $13.4 million, up from $12.5 million at December 31, 1994, and $12.8 million at June 30, 1994. The allowance as a percentage of nonperforming loans (an indication of the relative ability to cover problem loans with existing reserves) declined to 106% at June 30, 1995, from 158% at year-end 1994 and 123% at June 30, 1994. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at June 30, 1995, was 1.13%, compared with 1.10% at December 31, 1994, and 1.22% at the end of 1994's second quarter.
   The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within the company's market area. Additional allocations from the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.

Securities, Federal Funds Sold and Resale Agreements
   Securities, including those classified as held to maturity and available for sale, decreased from $348 million at June 30, 1994, to $314 million at year-end 1994, and $311 million at June 30, 1995 - the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.
  Federal funds sold and securities purchased under agreements to resell totaled $11.8 million at June 30, 1995, compared with $-0- at December 31, 1994, and $60.5 million a year ago. The increase in the balance of these short-term assets since year-end 1994 is due to the purchase during the first quarter of approximately $40 million of deposits from Fifth Third Bank of Kentucky, Inc., a portion of which has been utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
   Total deposits averaged $1.405 billion in the second quarter of 1995, an increase of $47.8 million (4%) from the comparable 1994 period. Interest-bearing accounts increased $43.2 million, while non-interest-bearing accounts increased $4.6 million over the past year. During the first quarter of 1995, the company issued $30 million of 24-month brokered certificates of deposit. Long-term debt averaged $37.1 million in the second quarter of 1995, a decrease of $4.2 million from the second quarter of 1994.

Capital Resources and Liquidity
  The company's capital ratios at June 30, 1995, December 31, 1994, and June 30, 1994 (calculated in accordance with regulatory guidelines) were as follows:

                        June 30,   December 31,     June 30,
                            1995           1994         1994
Tier 1 risk based            9.05%          9.50%        9.39%
  Regulatory minimum         4.00           4.00         4.00
Total risk based            12.70          13.35        13.43
  Regulatory minimum         8.00           8.00         8.00
Leverage                     6.87           6.97         6.66
  Regulatory minimum         3.00           3.00         3.00

   Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at June 30, 1995.
  Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short term borrowing facilities, such as federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and lines of credit. The company's primary investing activities include loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

Asset/Liability Management
  Managing interest rate risk is fundamental to the financial services industry. The company manages the inherently different maturity and repricing characteristics of the lending and deposit acquisition lines of business to achieve a desired interest sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity within established policy guidelines.
   The company's Asset/Liability Committee approves policy guidelines, provides oversight to the asset/liability management process, and monitors and adjusts exposure to interest rates in response to loan and deposit flows. Asset/liability activity is reviewed monthly by the company's board of directors.
   An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. In today's interest rate environment, which includes a complex array of both on- and off-balance-sheet financial instruments, traditional static interest rate gap tables do not provide the most comprehensive and informative disclosures about interest-rate risks. The simulation model used by the company reflects the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. It combines the various factors affecting rate sensitivity into a two-year earnings outlook that incorporates management's view of the most likely interest rate environment. The model is updated monthly for multiple interest rate scenarios, projecting changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature of those rates, with a probability assigned to potential future events which might affect those rates.
   Among the factors the model utilizes which traditional interest rate gap tables do not are rate of change differentials, such as federal funds rates versus savings account rates, maturity effects, such as calls on securities, and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels, such as loans and investment securities, and floating rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various fixed rate assets such as residential mortgages, mortgage-backed securities and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined.
   The following illustrates the effects on net interest income of multiple rate environments compared to the rate environment of June 1995 (the "flat" scenario). For example, in the scenario considered "most likely" the company assumed that the federal funds rate and prime rate would be 4.50% and 7.25%, respectively, in June of 1996, and would be higher for eight of the twelve months from June 30, 1995 to June 30, 1996.

                          Flat  Most Likely  Rising  Declining
Assumptions:
  Federal funds rate,
  June 1996               6.00%     4.50%     8.50%     3.50%
  Prime rate, June 1996   9.00      7.25     11.50%     6.50%

Increase (decrease) in
net interest income     -0-%       (1.63)%    2.33%    (2.30)%

   Management concludes that the company is asset sensitive at June 30, 1995, which indicates that net interest income is expected to be positively impacted during a period of rising interest rates; however a uniform period of decreasing rates would adversely impact the company. It should be noted, however, these results do not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
   To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions which effectively convert fixed-rate certificates of deposit to floating rate instruments. The company pays a variable interest rate on each swap and receives a fixed rate, as shown below (as of June 30, 1995):

       Notional                    Fixed Rate    Floating Rate
        Amount                    (Receiving)       (Paying)
     $20,000,000                      4.38%         6.20%  (LIBOR)
      30,000,000                     10.40          9.00   (Prime)
      50,000,000                      9.58          9.00   (Prime)
      50,000,000                      9.25          9.00   (Prime)
      50,000,000                      8.33          9.00   (Prime)

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

                                         Trans Financial, Inc.
                                              (Registrant)



                                          Principal Executive Officer:


Date: August 14, 1995                     /s/ Douglas M. Lester
                                          Douglas M. Lester
                                          Chairman of the Board, President
                                             and Chief Executive Officer


                                          Principal Financial Officer:


Date: August 14, 1995                     /s/ Edward R. Matthews
                                          Edward R. Matthews
                                          Chief Financial Officer

                                    Exhibits
                                                        Sequentially
                                                       Numbered Pages

      4(a)Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 4(a) of the registrant's report on Form 10-Q for the quarter ended March 31, 1995.

      4(b)Articles of Amendment to the Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 4(b) of the registrant's report on Form 10-Q for the quarter ended March 31, 1995.

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

      4(e)Form of Indenture (including Form of Subordinated Note) dated as of September 1, 1993, between the registrant and First Tennessee Bank
  National Association as Trustee, relating to the issuance of 7.25% Subordinated Notes due 2003, is incorporated by reference to Exhibit 4 of the  Registration  Statement on Form S-2 of  the  registrant
      (File No. 33-67686).

      10(a)1987 Stock Option Plan is incorporated by reference to Exhibit 4(a) of the Registration Statement on Form S-8 of the registrant
 (File No. 33-43046).*

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

      10(i)Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to the Registration Statement on Form S-3 of the registrant dated May 15, 1991 (File No. 33-40606).

                                                       Sequentially
                                                       Numbered Pages
      10(j)Warrant dated as of February 13, 1992 between Morgan Keegan & Company, Inc. and the registrant is incorporated by reference to
 Exhibit 10(m) of the Registration Statement on Form S-2 of the registrant (File No. 33-45483).

      10(k)Loan Agreement dated as of July 6, 1993 between First Tennessee Bank National Association and the registrant is incorporated by reference to
 Exhibit 10(p) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(l)Underwriting Agreement dated as of September 9, 1993 among Morgan Keegan & Company, Inc., J.C. Bradford and Company, and the registrant is incorporated by reference to Exhibit (1) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(m)Subordinated Note dated as of September 16, 1993, by the registrant is incorporated by reference to Exhibit 1 to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

      10(n)Agreement and Plan of Reorganization dated November 9, 1993, as
 amended January 6, 1994, among the registrant,   Trans   Financial  Acquisition
  Corporation   and  Kentucky   Community  Bancorp,  Inc.  is   incorporated
  by  reference to Exhibit 2 to the Registration Statement on Form
      S-4 of the registrant (File No. 33-51575).

      10(o)Agreement and Plan of Reorganization and Plan of Merger dated December 27, 1993 between the registrant and Peoples Financial Services, Inc.
  is incorporated by reference to Exhibit 2 of the registrant's Report on Form 8- K dated January 10, 1994.

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

 Exhibit 11.


 Statement Regarding Computation of Per Share Earnings
 In thousands, except per share amounts
                                           Three Months          Six Months
 For the periods ended June 30           1995       1994        1995     1994

 Primary earnings per common share: (1)
   Average common shares outstanding     11,233      11,167     11,220   11,162
   Common stock equivalents                  95          76         91       84
     Average shares and share            11,328      11,243     11,311   11,246
equivalents

 Net income                              $4,119      $3,425     $7,914   $6,562
 Less preferred stock dividends               -        (20)          -     (40)
 Income available for common stock       $4,119      $3,405     $7,914   $6,522

 Primary net income per share             $0.36       $0.30      $0.70    $0.58


 Fully-diluted earnings per common share: (1)
   Average common shares outstanding     11,233      11,167     11,220   11,162
   Common stock equivalents                 107          85        107       85
     Average shares and share            11,340      11,252     11,327   11,247
equivalents

 Net income                              $4,119      $3,425     $7,914   $6,562
 Less preferred stock dividends               -        (20)          -     (40)
 Income available for common stock       $4,119      $3,405     $7,914   $6,522

 Fully-diluted net income per share       $0.36       $0.30      $0.70    $0.58


(1)All common share and per share data have been adjusted to reflect shares issued in acquisitions accounted for using the pooling-of-interests method of accounting.