Form 10-Q
period 1995-09-30
TRANS FINANCIAL INC
filed 1995-11-15
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q


       Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

     For the quarter ended September 30, 1995   Commission File Number 0-13030



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


     The number of shares outstanding of the issuer's class of common stock on November 9, 1995: 11,285,291 shares.


        The  Exhibit  Index is on page 21. This filing  contains 127 pages (including this facing sheet).

                         Part I - Financial Information





Item 1. Financial Statements


 Consolidated Balance Sheets

 (Unaudited)
 In thousands, except share data                September 30      December 31   September 30
                                                      1995           1994           1994
 Assets
Cash and due from banks .....................   $    68,751    $    80,828    $    83,037
Interest-bearing deposits with banks ........           197            197            197
Federal funds sold and
   resale agreements ........................           575           --            2,500
Mortgage loans held for sale ................        30,631          6,541          4,886
Securities available for sale (amortized
   cost of $212,236 as of September 30, 1995;
   $242,079 as of December 31, 1994;
   and $254,389 as of September 30, 1994) ...       209,357        229,643        245,129
Securities held to maturity (market
   value of $80,116 as of September 30, 1995;
   $81,209 as of December 31, 1994;
   and $85,741 as of September 30, 1994) ....        78,478         84,758         87,380
Loans, net of unearned income ...............     1,237,038      1,143,716      1,101,982
Less allowance for loan losses ..............        13,659         12,529         12,539
                                                -----------    -----------    -----------
   Net loans ................................     1,223,379      1,131,187      1,089,443
Premises and equipment, net .................        38,600         36,440         36,012
Other assets ................................        65,182         48,241         47,287
                                                ===========    ===========    ===========
   Total assets .............................   $ 1,715,150    $ 1,617,835    $ 1,595,871
                                                ===========    ===========    ===========
Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing .....................   $   171,788    $   192,433    $   180,314
   Interest bearing .........................     1,240,421      1,143,076      1,165,157
                                                -----------    -----------    -----------
   Total deposits ...........................     1,412,209      1,335,509      1,345,471
Federal funds purchased and
   repurchase agreements ....................        76,429         74,553         47,349
Other short-term borrowings .................        38,019         48,033         43,243
Long-term debt ..............................        36,891         37,334         37,541
Other liabilities ...........................        24,873         10,774         11,355
                                                -----------    -----------    -----------
   Total liabilities ........................     1,588,421      1,506,203      1,484,959
Shareholders' equity:
   Common stock, no par value. Authorized
      50,000,000 shares; issued and
      outstanding 11,284,604; 11,203,247;
      and 11,190,342 shares, respectively ...        21,154         21,006         20,982
   Additional paid-in capital ...............        43,754         42,810         42,641
   Retained earnings ........................        66,988         59,587         57,106
   Unrealized net loss on
      securities available for sale,
      net of tax ............................        (1,887)        (8,073)        (5,982)
   Employee Stock Ownership Plan shares
      purchased with debt ...................        (3,280)        (3,698)        (3,835)
                                                -----------    -----------    -----------
   Total shareholders' equity ...............       126,729        111,632        110,912
   Total liabilities
     and shareholders' equity ...............   $ 1,715,150    $ 1,617,835    $ 1,595,871
                                                ===========    ===========    ===========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income


 (Unaudited)

 In thousands, except per share data         Three Months            Nine Months

 For the periods ended September 30          1995        1994       1995        1994

 Interest income

  Loans, including fees ..............   $ 29,197    $ 23,684   $ 84,026    $ 67,440
  Federal funds sold and resale
    agreements .......................        177         215        730         525
  Securities available for sale ......      3,083       3,203      9,581       8,768
  Securities held to maturity ........      1,234       1,613      3,812       5,825
  Mortgage loans held for sale .......        527         136        969       1,031
  Interest-bearing deposits with banks          4          75         13          99
                                         --------    --------   --------    --------
  Total interest income ..............     34,222      28,926     99,131      83,688
Interest expense
  Deposits ...........................     14,839      10,630     41,809      30,815
   Federal funds purchased
    and repurchase agreements ........        522         297      1,379         749
  Long-term debt and other
    borrowings .......................      1,325       1,045      4,167       3,108
                                         --------    --------   --------    --------
  Total interest expense .............     16,686      11,972     47,355      34,672
                                         --------    --------   --------    --------
Net interest income ..................     17,536      16,954     51,776      49,016
  Provision for loan losses ..........        780         555      2,080       1,567
                                         --------    --------   --------    --------
Net interest income after
  provision for loan losses ..........     16,756      16,399     49,696      47,449
Non-interest income
  Service charges on deposit accounts       2,127       1,914      6,272       5,492
  Mortgage banking income ............      1,658         778      3,691       1,900
  Gains losses) on sales of securities
    available for sale, net ..........        (21)         33        (21)        121
  Gain on sale of mortgage servicing .       --          --        1,687        --
  Trust services .....................        329         310        979         932
  Brokerage income ...................        438         184      1,316         720
  Other ..............................      1,233       1,055      3,425       3,064
                                         --------    --------   --------    --------
  Total non-interest income ..........      5,764       4,274     17,349      12,229
Non-interest expenses
  Compensation and benefits ..........      7,891       6,474     22,584      19,365
  Net occupancy expense ..............      1,266       1,186      3,554       3,264
  Furniture and equipment expense ....      1,529       1,390      4,535       3,805
  Deposit insurance ..................        215         785      1,754       2,399
  Professional fees ..................        685         691      2,404       2,484
  Postage, printing & supplies .......        826         941      2,659       2,706
  Communications .....................        365         270      1,155         796
  Other ..............................      3,024       3,259      9,904       9,378
                                         --------    --------   --------    --------
  Total non-interest expenses ........     15,801      14,996     48,549      44,197
                                         --------    --------   --------    --------
Income before income taxes ...........      6,719       5,677     18,496      15,481
Income tax expense ...................      2,175       1,870      6,038       5,112
                                          -------     -------   --------    --------

Net income ...........................   $  4,544    $  3,807   $ 12,458    $ 10,369
                                         ========    ========   ========    ========
Net income available
  for common stock ...................      4,544    $  3,793   $ 12,458    $ 10,315
                                         ========    ========   ========    ========
Primary earnings per share ...........   $   0.40    $   0.34   $   1.10    $   0.92
Fully-diluted earnings per share .....   $   0.40    $   0.34   $   1.09    $   0.92
                                         ========    ========   ========    ========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands
 For the nine months ended September 30      1995         1994

Balance January 1 ...................   $ 111,632    $ 112,036
  Net income ........................      12,458       10,369
  Issuance of common stock ..........       1,093          462
  Retirement of  preferred stock ....        --         (1,010)
  Cash dividends declared:
    Common stock ....................      (5,059)      (4,216)
    Preferred stock .................        --            (54)
  Change in unrealized gain (loss) on
    securities available for sale,
    net of taxes ....................       6,186       (6,700)
  ESOP debt reduction ...............         419          277
  ESOP shares purchased with debt ...        --           (252)
                                        =========    =========
Balance September 30 ................   $ 126,729    $ 110,912
                                        =========    =========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows

 (Unaudited)

 In thousands

 For the nine months ended September 30                             1995         1994

 Cash flows from operating activities:

Net income .................................................   $  12,458    $  10,369
Adjustments to reconcile net income to cash provided be operating activities:
    Provision for loan losses ..............................       2,080        1,567
    Losses/(gains) on sales of securities available for sale          21         (121)
    Losses (gains) on sales of mortgage loans
      held for sale, net ...................................        (935)         160
    Gain on sale of mortgage servicing rights ..............      (1,687)        --
    Gain on sale of premises and equipment .................        (174)        (193)
    Depreciation, amortization and accretion, net ..........       6,074        4,561
Proceeds from sale of mortgage loans held for sale .........      76,694      161,175
Originations of mortgage loans held for sale ...............     (99,849)    (121,043)
(Increase)  in other assets ................................     (13,003)      (9,925)
Increase  in other liabilities .............................      10,394        4,821
                                                               ---------    ---------
  Net cash provided by (used in) operating activities ......      (7,927)      51,371

Cash flows from investing activities:
Net decrease in interest-bearing deposits
  with banks ...............................................        --            250
Net decrease (increase) in federal funds sold
  and resale agreements ....................................        (575)      30,278
Proceeds from sales of securities available for sale .......      20,092        6,989
Proceeds from maturities, prepayment and call of securities:
  Available for sale .......................................      34,116       54,533
  Held to maturity .........................................       6,383       25,391
Purchases of securities:
  Available for sale .......................................     (22,493)     (19,301)
  Held to maturity .........................................      (3,000)     (26,350)
Net increase in loans ......................................     (94,109)     (97,912)
Purchases of premises and equipment ........................      (6,153)      (5,294)
Proceeds from disposals of premises and equipment ..........         644          885
Net cash and cash equivalents inflow from acquisition ......      37,479         --
                                                               ---------    ---------
  Net cash used in investing activities ....................     (27,616)     (30,531)

Cash flows from financing activities:
Net increase (decrease) in deposits ........................      35,595      (30,756)
Net increase in federal funds purchased
  and repurchase agreements ................................       1,876       17,645
Net increase (decrease) in other short-term borrowings .....     (10,014)      18,243
Repayment of long-term debt ................................         (25)      (6,650)
Retirement of preferred stock ..............................        --         (1,010)
Proceeds from issuance of common stock .....................       1,093          462
Dividends paid .............................................      (5,059)      (4,270)
                                                               ---------    ---------
  Net cash provided by (used in) financing activities ......      23,466       (6,336)
                                                               ---------    ---------
Net increase/(decrease) in cash and cash equivalents .......     (12,077)      14,504
Cash and cash equivalents at beginning of year .............      80,828       68,533
                                                               =========    =========
Cash and cash equivalents at end of period (note 3) ........   $  68,751    $  83,037
                                                               =========    =========


 See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.
     The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries ("the company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1994 annual report to shareholders.

(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:

 In thousands                                                       Three Months                       Nine Months
 For the periods ended September 30                                1995             1994              1995             1994

 Balance beginning of period                                    $13,429          $12,836           $12,529          $12,505
   Provision for loan losses                                        780              555             2,080            1,567

   Loans charged off                                              (681)            (996)           (1,313)          (1,957)
   Recoveries of loans previously charged off                       131              144               363              424
                                                           -------------    -------------     -------------    -------------
   Net charge-offs                                                (550)            (852)             (950)          (1,533)
                                                           -------------    -------------     -------------    -------------

 Balance September 30                                           $13,659          $12,539           $13,659          $12,539
                                                    =============    =============     =============    =============

(3) Statement of Cash Flows
     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. Certain non-cash investing and financing transactions are summarized as follows:

     Nine months ended September 30 (Dollars in thousands)                               1995             1994
     Securities transferred from held to maturity to available for sale              $      -          $52,920
     Increase (decrease) in unrealized loss
         on securities available for sale, net of tax                                  (6,186)           6,700
     Loans transferred to foreclosed property                                             197            1,158
     Reclassification of borrowings from long-term to short-term                            -           10,000
     Debt transactions of Employee Stock Ownership Plan (net)                             419              (25)

(4) Impaired Loans
     The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. The company accrues interest income daily on impaired loans classified as accruing. Cash receipts on impaired loans are applied to the recorded investment in the loan, including accrued interest receivable. The adoption of SFAS 114 did not have a material effect on the company's consolidated financial statements.
     The company's recorded investment in impaired loans was $8,224,000 at September 30, 1995. Of that amount, $7,444,000 represents loans for which an allowance for loan losses, in the amount of $2,646,000, has been established under SFAS 114. The average recorded investment of impaired loans was $8,518,000 for the three months ended September 30, 1995, and $6,713,000 for the nine months then ended. Interest income recognized on impaired loans totaled $-0- for the three months ended September 30, 1995, and $59,000 for the nine-month period ended September 30, 1995.

(5) Mortgage Servicing Rights
     The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"). SFAS 122 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or were acquired through loan originations. SFAS 122 also eliminates the previous requirement that gains on mortgage loan sales be offset against the related mortgage servicing right asset. The adoption of this statement resulted in an $818,000 increase in mortgage banking income in the first nine months of 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations
General
     Incorporated in 1981, Trans  Financial,  Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries and one thrift subsidiary: Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky ("TFB-KY"); Trans Financial Bank Tennessee, National Association, headquartered in Cookeville, Tennessee; and Trans Financial Bank, F. S.B., with its home office in Russellville, Kentucky.
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer, Trans Financial Investment Services, Inc.; a mortgage banking company, Trans Financial Mortgage Company; and a full-service travel agency, Trans Travel, Inc.
     The company had total consolidated assets of $1.715 billion on September 30, 1995. Loans totaled $1.237 billion on that date, deposits were $1.412 billion and shareholders' equity was $127 million.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.


Results of Operations
Overview
     For the nine months ended September 30, 1995, the company's net income increased 20%, from $10.3 million, or $.92 per common share, to $12.5 million, or $1.10 per share, as compared to the first nine months of 1994. Results for the first nine months of 1995 produced an annualized return on average assets of 1.01% and a return on average common equity of 13.95%, compared with returns of 0.87% and 12.40%, respectively, for the comparable period of 1994.
     For the third quarter of 1995, net income increased from $3.8 million, or $.34 per common share, to $4.5 million, or $.40 per share, as compared to the third quarter of 1994. Return on average assets for the third quarter of 1995 was 1.07% and a return on average common equity was 14.58%, compared with returns of 0.96% and 13.53%, respectively, for the third quarter of 1994.
     The company recognized during the third quarter 1995 refunds from the Federal Deposit Insurance Corp. (FDIC) associated with the over-capitalization of the Bank Insurance Fund. The refunds, covering the four-month period beginning June 1, when the lowered premiums retroactively took effect, amounted to approximately $585 thousand on a pre-tax basis. Excluding the after-tax impact of these refunds on third quarter earnings, the company would have reported earnings of $0.37 per common share, an increase of 9% over the same period in 1994.

Net Interest Income
     Net interest income totaled $51.8 million in the first nine months of 1995, compared with $49.0 million in the comparable 1994 period - a 6% increase. For the first nine months of 1995, net interest margin (net interest income as a percentage of average interest-earning assets) increased 10 basis points, from 4.48% to 4.58%. This reflects the positive impact of prime rate increases during 1994 and early in 1995 as well as a more favorable mix of earning assets, primarily due to continued loan growth and the redeployment of funds from matured investment securities. Approximately $575 million of the company's commercial and consumer loans are tied to the prime rate. Consequently, increases in the prime lending rate had a positive impact on net interest margin. At the same time, while rates on earning assets rose, increases in the company's funding costs had not kept pace with the increase in loan yields.
     In the third quarter of 1995, net interest income increased to $17.5 million - a 3% increase from the $17.0 million reported for the third quarter of 1994. Net interest margin for the third quarter declined 8 basis points, from 4.64% to 4.52%, from the comparable quarter of the prior year. As the prime rate leveled off in the second quarter of 1995, increases in the company's funding costs, which had lagged behind the increases in loan yields, continued to rise. As a result, the company's net interest spread (the difference between the gross yield on interest-earning assets and the rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. The negative impact of this phenomenon was offset by increased net interest income due to loan growth.
     The following tables show, for the nine- and three-month periods ended September 30, 1995 and 1994, the relationships between interest income and expense and the levels of interest-earning assets and interest-bearing liabilities.

 Average Consolidated Balance Sheets and Net Interest Analysis

 For the Nine Months Ended September 30

 Dollars in thousands

                                                       1995                                          1994

                                        Average                     Average           Average                     Average
                                        Balance       Interest        Rate            Balance        Interest       Rate
 Assets:

 Interest-earning assets:
   Loans, net of unearned income        $1,172,796      $84,026         9.58%         $1,058,221       $67,440        8.52%
   Securities available for sale           222,008        9,581         5.77%            224,935         8,768        5.21%
   Securities held to maturity              84,201        3,812         6.05%            138,851         5,825        5.61%
   Mortgage loans held for sale             14,564          969         8.90%             21,525         1,031        6.40%
   Federal funds sold
     and other interest income              16,803          743         5.91%             17,876           624        4.67%
                                     --------------  -----------                   --------------  ------------
 Total interest-earning assets /
   interest income                       1,510,372       99,131         8.78%          1,461,408        83,688        7.66%
                                                     -----------                                   ------------
 Non-interest-earning assets:
   Cash and due from banks                  63,874                                        65,261
   Premises and equipment                   37,659                                        34,804
   Other assets                             38,614                                        25,918
                                     ==============                                ==============
 Total assets                           $1,650,519                                    $1,587,391
                                     ==============                                ==============
 Liabilities and Shareholders' Equity

 Interest-bearing liabilities:

   Interest-bearing deposits:

     Interest-bearing demand (NOW)        $137,668       $2,678         2.60%           $143,898        $2,582        2.40%
     TransPlus (SuperNOW)                   93,715        1,948         2.78%            101,121         1,817        2.40%
     Savings deposits                      133,800        2,917         2.91%            158,291         3,305        2.79%
     Money market accounts                  47,292        1,124         3.18%             55,982         1,099        2.62%
     Certificates of deposit               725,912       29,620         5.46%            636,841        19,044        4.00%
     Other time deposits                    88,653        3,522         5.31%             93,714         2,968        4.23%
                                     --------------  -----------                   --------------  ------------
     Total interest-bearing deposits     1,227,040       41,809         4.56%          1,189,847        30,815        3.46%
 Federal funds purchased
   and repurchase agreements                44,465        1,379         4.15%             36,023           749        2.78%
 Long-term debt and
   and other borrowings                     79,664        4,167         6.99%             74,789         3,108        5.56%
                                     --------------  -----------                   --------------  ------------
   Total borrowed funds                    124,129        5,546         5.97%            110,812         3,857        4.65%
                                     --------------  -----------                   --------------  ------------
 Total interest-bearing liabilities /
   interest expense                      1,351,169       47,355         4.69%          1,300,659        34,672        3.56%
                                                     -----------                                   ------------
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits           165,522                                       166,718
   Other liabilities                        14,435                                         7,870
                                     --------------                                --------------
   Total liabilities                     1,531,126                                     1,475,247
 Shareholders' equity                      119,393                                       112,144
                                     --------------                                --------------
 Total liabilities
   and shareholders' equity             $1,650,519                                    $1,587,391
                                     ==============                                ==============
 Net interest-rate spread                                               4.09%                                         4.10%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                            0.49%                                         0.38%
                                                                  ------------                                   -----------
 Net interest income /
   margin on interest-earning                           $51,776         4.58%                          $49,016        4.48%
assets
                                                     ===========  ============                     ============  ===========

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

                                        Average                     Average           Average                     Average
                                        Balance       Interest        Rate            Balance        Interest       Rate
 Assets:

 Interest-earning assets:

   Loans, net of unearned income        $1,204,297      $29,197         9.62%         $1,079,153       $23,684        8.71%
   Securities available for sale           217,123        3,083         5.63%            217,917         3,203        5.83%
   Securities held to maturity              81,236        1,234         6.03%            123,568         1,613        5.18%
   Mortgage loans held for sale             23,616          527         8.85%              8,454           136        6.38%
   Federal funds sold
     and other interest income              12,302          181         5.84%             20,402           290        5.64%
                                     --------------  -----------                   --------------  ------------
 Total interest-earning assets /
   interest income                       1,538,574       34,222         8.82%          1,449,494        28,926        7.92%
                                                     -----------                                   ------------
 Non-interest-earning assets:
   Cash and due from banks                  60,091                                        67,994
   Premises and equipment                   38,253                                        36,158
   Other assets                             42,378                                        26,333
                                     ==============                                ==============
 Total assets
                                        $1,679,296                                    $1,579,979
                                     ==============                                ==============
 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand (NOW)        $138,988         $930         2.65%           $143,373          $891        2.47%
     TransPlus (SuperNOW)                   93,333          660         2.81%             98,711           623        2.50%
     Savings deposits                      131,183          954         2.89%            156,326         1,095        2.78%
     Money market accounts                  46,611          382         3.25%             53,729           375        2.77%
     Certificates of deposit               745,842       10,658         5.67%            638,673         6,617        4.11%
     Other time deposits                    89,292        1,255         5.58%             91,459         1,029        4.46%
                                     --------------  -----------                   --------------  ------------
     Total interest-bearing deposits     1,245,249       14,839         4.73%          1,182,271        10,630        3.57%
 Federal funds purchased
   and repurchase agreements                49,234          522         4.21%             39,954           297        2.95%
 Long-term debt and
   and other borrowings                     75,007        1,325         7.01%             71,444         1,045        5.80%
                                     --------------  -----------                   --------------  ------------
   Total borrowed funds                    124,241        1,847         5.90%            111,398         1,342        4.78%
                                     --------------  -----------                   --------------  ------------
 Total interest-bearing liabilities /
   interest expense                      1,369,490       16,686         4.83%          1,293,669        11,972        3.67%
                                                     -----------                                   ------------
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits           167,794                                       167,830
   Other liabilities                        18,330                                         6,575
                                     --------------                                --------------
   Total liabilities                     1,555,614                                     1,468,074
 Shareholders' equity                      123,682                                       111,905
                                     --------------                                --------------
 Total liabilities
   and shareholders' equity
                                        $1,679,296                                    $1,579,979
                                     ==============                                ==============
 Net interest-rate spread                                               3.99%                                         4.25%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                            0.53%                                         0.39%
                                                                  ------------                                   -----------
 Net interest income /
   margin on interest-earning                                           4.52%                          $16,954        4.64%
assets                                                  $17,536
                                                     ===========  ============                     ============  ===========

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

Analysis of Changes in Net Interest Income
     Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the nine- and three-month periods ended September 30, 1995, as compared to the same periods in 1994.

 Nine Months 1995 vs. 1994            Increase (decrease)
                                in interest income and expense
 In thousands                          due to changes in:

                                      Volume     Rate     Total
 Interest-earning assets:
Loans ............................. $  7,724  $  8,862 $ 16,586
Securities available for sale .....     (115)      928      813
Securities held to maturity .......   (2,444)      431   (2,013)
Mortgage loans held for sale ......     (392)      330      (62)
Federal funds sold
  and other interest income .......      (39)      158      119
                                    --------  -------- --------
Total interest-earning assets .....    4,734    10,709   15,443

Interest-bearing liabilities:
Interest-bearing demand (NOW) .....     (115)      211       96
TransPlus (SuperNOW) ..............     (140)      271      131
Savings deposits ..................     (529)      141     (388)
Money market accounts .............     (186)      211       25
Certificates of deposit ...........    2,933     7,643   10,576
Other time deposits ...............     (167)      721      554
                                    --------  -------- --------
  Total interest-bearing deposits .    1,796     9,198   10,994
Federal funds purchased
  and repurchase agreements .......      203       427      630
Long-term debt and
  and other borrowings ............      213       846    1,059
                                    --------  -------- --------
  Total borrowed funds ............      416     1,273    1,689
                                    --------  -------- --------
 Total interest-bearing liabilities    2,212    10,471   12,683
                                    --------  -------- --------
Increase in net interest income ... $  2,522  $    238 $  2,760
                                    ========  ======== ========

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.

 Third Quarter 1995 vs. 1994        Increase (decrease)
                              in interest income and expense
In thousands                         due to changes in:

                                    Volume     Rate    Total
 Interest-earning assets:
Loans ............................ $ 2,898  $ 2,615  $ 5,513
Securities available for sale ....     (12)    (108)    (120)
Securities held to maturity ......    (614)     235     (379)
Mortgage loans held for sale .....     322       69      391
Federal funds sold
  and other interest income ......    (119)      10     (109)
                                   -------  -------  -------
Total interest-earning assets ....   2,475    2,821    5,296

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....     (28)      67       39
TransPlus (SuperNOW) .............     (35)      72       37
Savings deposits .................    (182)      41     (141)
Money market accounts ............     (53)      60        7
Certificates of deposit ..........   1,239    2,802    4,041
Other time deposits ..............     (25)     251      226
                                   -------  -------  -------
  Total interest-bearing deposits      916    3,293    4,209
Federal funds purchased
  and repurchase agreements ......      79      146      225
Long-term debt and
  and other borrowings ...........      54      226      280
                                   -------  -------  -------
  Total borrowed funds ...........     133      372      505
                                   -------  -------  -------
Total interest-bearing liabilities   1,049    3,665    4,714
                                   -------  -------  -------
Increase (decrease)
  in net interest income ......... $ 1,426  $  (844) $   582
                                   =======  =======  =======

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

Provision for Loan Losses
     The provision for loan losses was $2,080 thousand (.24% of average loans, on an annualized basis, excluding mortgage loans held for sale) in the first nine months of 1995, compared with $1,567 thousand (.20% of average loans) in the comparable period of 1994. Net loan charge-offs were $950 thousand (.11% of average loans) for the first nine months of 1995, compared with $1,533 thousand (.19% of average loans) for the first nine months of 1994.
     For the third quarter of 1995, the provision for loan losses was $780 thousand (.26% of average loans, on an annualized basis, excluding mortgage loans held for sale), compared with $555 thousand (.20% of average loans) in the comparable period of 1994. Net loan charge-offs were $550 thousand (.18% of average loans) for the third quarter of 1995, and $852 thousand (.31% of average loans) for the third quarter of 1994.
     The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this review.

Non-Interest Income
     Non-interest income for the first nine months of 1995 increased $5.1 million over the first nine months of 1994. Comparing the third quarter of 1995 to the comparable period of 1994, non-interest income increased $1.5 million. This reflects an increase in service charges on deposit accounts of $213 thousand, due in part to the company's repricing of checking and savings products which took effect in April of this year. The strong growth in the mortgage servicing portfolio during the past year resulted in a quarter-to-quarter increase of $880 thousand of mortgage banking income. An increase in brokerage income of $254 thousand, reflecting the company's expanding brokerage services, accounts for most of the remaining improvement in non-interest income.
     During the second quarter of 1995, the company realized a $1.7 million pre-tax gain on the sale of servicing rights related to $168 million of mortgage loans serviced for others. Other mortgage banking income increased $1,791 thousand for the nine months (which includes $818 thousand due to the adoption of Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights). Brokerage revenues increased $596 thousand for the nine months, while service charges on deposit accounts increased $780 thousand. The 1995 increases reflect the company's expanding mortgage banking and brokerage businesses, as well as continued improvement in its traditional line of banking products and services.

Non-Interest Expenses
     Non-interest expenses increased $4.4 million for the first nine months of 1995, compared to the first nine months of 1994. Comparing the third quarter of 1995 to the comparable period of 1994, non-interest expense increased $805 thousand. Compensation and benefits increased $1.4 million, of which approximately $400 thousand represents payments associated with the company's implementation of an incentive-based compensation system. These increases were partially offset by a reduction in professional fees and acquisition costs and the previously-mentioned FDIC refunds.
     The increase in non-interest expenses reflect the company's continued investment in new technology, product lines, distribution channels and people, to provide enhanced customer service and support future growth.
     The efficiency ratio (non-interest expenses as a percentage of net interest income before provision for loan losses plus non-interest income) for the third quarter of 1995 was 67.8%, versus 70.6% for the same period in 1994. Excluding the FDIC refunds, the efficiency ratio for the third quarter of 1995 would have been 70.3%.

Income Taxes
     Income tax expense totaled $6.0 million in the first nine months of 1995, compared with $5.1 million in the comparable 1994 period. These represent effective tax rates of 33.6% and 33.0%, respectively. For the third quarter of 1995, income tax expense was $2.2 million, versus $1.9 million in the third quarter of 1994, reflecting effective tax rates of 32.4% and 32.9%, respectively.


Balance Sheet Review
Overview
     Assets at September 30, 1995, totaled $1.715 billion, compared with $1.618 billion at December 31, 1994, and $1.596 billion a year ago. Average total assets for the third quarter increased $99 million (6%) over the past year to $1.679 billion. Average interest-earning assets increased $49.0 million to $1.510 billion.

Loans
     Total loans, net of unearned income, averaged $1.204 billion in the third quarter of 1995, excluding mortgage loans held for sale of $23.6 million. For the comparable period in 1994, loans averaged $1.079 million, excluding the $8.4 million of mortgage loans held for sale.
     The company continues to experience strong loan growth. At September 30, 1995, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.237 billion, compared with $1.144 billion at December 31, 1994, and $1.102 billion a year ago. During the first quarter of 1995, the company sold to a non-affiliate bank $16 million of participations in its commercial loan portfolio. Excluding the impact of these participations, loans increased at an annualized rate of 11% from year-end 1994 to September 30, 1995.

Asset Quality
     With respect to asset quality, management considers three categories of assets to merit additional scrutiny. These categories include (a) loans which are currently nonperforming, (b) foreclosed real estate, and (c) loans which are currently performing but which management believes require special attention.
     Nonperforming loans, which include nonaccrual loans, accruing loans past due 90 days or more and restructured loans, totaled $13.1 million at September 30, 1995, up $5.2 million from December 31, 1994, and up $3.2 million from the end of the third quarter of 1994. The ratio of nonperforming loans to total loans (net of unearned income) was 1.06% at September 30, 1995, compared with
 .69% at the end of 1994 and .90% a year ago. Nonperforming assets, which include nonperforming loans and foreclosed property, totaled $17.8 million at September 30, 1995. The ratio of nonperforming assets to total assets increased to 1.04% at September 30, 1995, from .98% a year ago.
     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial
condition  of  the  borrower.  However,   restructured  loans  that  demonstrate
performance under restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

 Nonperforming Assets
 Dollars in thousands

                                                 September 30       June 30   December 31  September 30
                                                           1995          1995          1994          1994
 Nonaccrual loans ................................      $ 9,497       $10,032       $ 4,375       $ 6,839
 Accruing loans which are contractually
   past due 90 days or more ......................        3,625         2,609         3,514         3,003
 Restructured loans ..............................           17            22            30            34
                                                        -------       -------       -------       -------
   Total nonperforming and restructured loans ....       13,139        12,663         7,919         9,876
 Foreclosed real estate ..........................        4,115         4,367         4,998         5,156
 Other foreclosed property .......................          569           307           199           531
                                                        -------       -------       -------       -------
   Total nonperforming assets and restructured ...      $17,823       $17,337       $13,116       $15,563
loans
                                                        =======       =======       =======       =======

 Nonperforming and restructured loans
   as a percentage of net loans ..................         1.06%         1.06%         0.69%         0.90%
 Total nonperforming assets and restructured loans
   as a percentage of total assets ...............         1.04%         1.03%         0.81%         0.98%

     Five credit relationships account for $7.9 million, or 83%, of the September 30, 1995, nonaccrual balance. The first of these loans is to a manufacturing firm in the amount of $3,475,000 and is secured by all the real estate, equipment, receivables and inventory of the company, as well as the personal guarantee of the owner and the pledge of some non-business-related real estate. The firm experienced cash flow problems due to declining sales and rising costs and has been unable to meet scheduled payments in a timely manner. The loan was placed on nonaccrual during the second quarter of 1995. The second loan is a $1,596,000 credit to a coal mining company secured by real estate and equipment. The company experienced operating problems and, when the owner had severe health problems, it ceased operations. The loan was placed on nonaccrual in the second quarter of 1995 and the borrower has subsequently filed a Chapter 11 bankruptcy petition. An orderly liquidation of all collateral as well as personal assets of the principal is planned in an effort to satisfy the debt. The third loan is to a manufacturing concern and is secured by commercial real estate and equipment. The loan has been on nonaccrual since 1992. During 1993, $775,000 of the loan balance was charged off, reducing the carrying value of the loan to $1.5 million. During the third quarter of 1995, the borrower ceased operations and has instituted an orderly liquidation of the firm's assets. Any additional loss from a collateral shortfall is not expected to be significant. The fourth loan has an outstanding balance of $783,000 and is secured by a first mortgage on an apartment complex. The borrower experienced cash flow difficulties due to high vacancy rates, and the loan was placed on nonaccrual in 1994, when it became apparent that payments would not remain timely. The property was sold subsequent to September 30, 1995, at a price sufficient to liquidate the principal balance. The fifth credit, with a balance of $595,000, represents a 13.3% participation in a loan secured by a first mortgage on an apartment complex. Increasing vacancy rates and unusually high maintenance expenses adversely affected cash flow. The credit was placed on nonaccrual in February 1995, when the borrower was no longer able to make timely payments. Foreclosure proceedings were instituted, but have been delayed by the borrower filing a bankruptcy petition. The estimated value of the collateral is expected to provide for the full repayment of the principal balance. Appropriate amounts have been specifically allocated in the evaluation of the allowance for loan losses for the above credit exposures. The remaining September 30, 1995 nonaccrual balance consists of various commercial and consumer loans, with no single loan exceeding $150,000.
     Foreclosed real estate at September 30, 1995 includes two properties with an aggregate book value of $2.0 million, or 48% of the outstanding balance.
  The first property was acquired through foreclosure in 1986 with an unsatisfied loan balance at the time of $1.8 million.
In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. During 1993, the company dissolved the joint venture and retained title to the property. Several parcels have been sold above carrying value. The book value of the property at September 30, 1995, including development costs, was $1.0 million. Based on an appraisal of the property and previous sales experience, management does not anticipate any significant loss to be incurred on disposition. The second property included in foreclosed real estate relates to a wood products manufacturing facility. Based on an appraisal of the property, the company wrote down its carrying value by $210 thousand in the third quarter of 1994 and by another $550 thousand in the second quarter of 1995, reducing it to its current balance of $1.0 million. The facility was closed in 1992 and is presently listed for sale with a commercial real estate firm. Subsequent to September 30, 1995, a contract for the sale of the property for $850,000 was accepted, with closing expected prior to year-end 1995.
     As of September 30, 1995, the company had $9.5 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and appraisals, no significant losses are anticipated to be incurred in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At September 30, 1995, the allowance was $13.7 million, up from $12.5 million at December 31, 1994, and $12.5 million at September 30, 1994. The allowance as a percentage of nonperforming loans (an indication of the relative ability to cover problem loans with existing reserves) declined to 104% at September 30, 1995, from 158% at year-end 1994 and 127% at September 30, 1994. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at September 30, 1995, was 1.10%, compared with 1.10% at December 31, 1994, and 1.14% at the end of 1994's third quarter.
     The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and the economic conditions within the company's market area. Additional allocations from the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.

Securities, Federal Funds Sold and Resale Agreements
     Securities, including those classified as held to maturity and available for sale, decreased from $333 million at September 30, 1994, to $314 million at year-end 1994, and $288 million at September 30, 1995 - the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
     Total deposits averaged $1.413 billion in the third quarter of 1995, an increase of $62.9 million (5%) from the comparable 1994 period. Interest-bearing accounts increased $63.0 million, while non-interest-bearing accounts remained flat over the past year. During the first quarter of 1995, the company issued $30 million of 24-month brokered certificates of deposit and purchased approximately $40 million of deposits from Fifth Third Bank of Kentucky, Inc., a portion of which has been utilized to fund growth in the loan portfolio.
     Long-term debt averaged $37.0 million in the third quarter of 1995, a decrease of $3.2 million from the third quarter of 1994.

Capital Resources and Liquidity
     The company's capital ratios at September 30, 1995, December 31, 1994, and September 30, 1994 (calculated in accordance with regulatory guidelines) were as follows:

                             September 30,    December 31,   September 30,
                                     1995            1994            1994
Tier 1 risk based .....              8.95%           9.50%           9.42%
     Regulatory minimum              4.00            4.00            4.00
Total risk based ......             12.47           13.35           13.34
     Regulatory minimum              8.00            8.00            8.00
Leverage 6.94 .........              6.97            6.88
     Regulatory minimum              3.00            3.00            3.00

     Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at September 30, 1995.
     Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short term borrowing facilities, such as federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and lines of credit. The company's primary investing activities include loan originations, offset by maturities, prepayments and sales of securities, and loan payments.
     In order to support internally-generated growth in the loan portfolio, TFB-KY issued subsequent to September 30, 1995, $20 million of two-year notes and $30 million of three-year notes under a $250 million Bank Note program. The notes issued to date bear interest at fixed rates of 6.32% and 6.48%, respectively, and have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Under these swap agreements, TFB-KY pays interest at the prime rate and receives a fixed rate of 8.60%. Bank Notes may be issued from time to time under this book-entry program in maturities of from 30 days to 30 years.

Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company manages the inherently different maturity and repricing characteristics of the lending and deposit acquisition lines of business to achieve a desired interest sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity within established policy guidelines.
     The company's Asset/Liability Committee approves policy guidelines, provides oversight to the asset/liability management process, and monitors and adjusts exposure to interest rates in response to loan and deposit flows. Asset/liability activity is reviewed monthly by the company's board of directors.
     An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. In today's interest rate environment, which includes a complex array of both on- and off-balance-sheet financial instruments, traditional static interest rate gap tables do not provide the most comprehensive and informative disclosures about interest-rate risks. The simulation model used by the company reflects the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. It combines the various factors affecting rate sensitivity into a two-year earnings outlook that incorporates management's view of the most likely interest rate environment. The model is updated monthly for multiple interest rate scenarios, projecting changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature of those rates, with a probability assigned to potential future events which might affect those rates.
     Among the factors the model utilizes which traditional interest rate gap tables do not are rate of change differentials, such as federal funds rates versus savings account rates, maturity effects, such as calls on securities, and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels, such as loans and investment securities, and floating rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various fixed rate assets such as residential mortgages, mortgage-backed securities and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined.
     The following illustrates the effects on net interest income of multiple rate environments compared to the rate environment of September 1995 (the "flat" scenario). For example, in the scenario considered "most likely" the company assumed that the federal funds rate and prime rate would be 5.25% and 8.25%, respectively, in September of 1996, and would be higher for four of the twelve months from September 30, 1995 to September 30, 1996.

                                                   Flat   Most Likely   Rising   Declining
Assumptions:
     Federal funds rate, September 1996 ..         5.75      5.25%       8.00%      3.00%
     Prime rate, September 1996 ..........         8.75      8.25       11.00%      6.00%

Increase (decrease) in net interest income         -0-%     (0.18%      (0.51%     (1.51%)

     The company's simulation model shows that under each of the three scenarios, net interest income would be lower than if rates remained constant, with a declining rate environment having the greatest negative impact. Due to the recent restructuring of the balance sheet, along with off-balance-sheet transactions, management believes that the company's rate sensitivity position is essentially balanced at September 30, 1995, indicating that net interest income would not be impacted significantly under a reasonably foreseeable rising or falling interest rate scenario. It should be noted that the results of the simulation model do not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions which effectively neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate, as shown below (as of September 30, 1995):

  Notional     Fixed Rate Floating Rate
   Amount      (Receiving)   (Paying)
$20,000,000       4.38%    5.875(LIBOR)
 30,000,000      10.40     8.75 (Prime)
 50,000,000       9.58     8.75 (Prime)
 50,000,000       9.25     8.75 (Prime)
 50,000,000       8.33     8.75 (Prime)
 50,000,000       8.50     8.75 (Prime)

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

Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
       The exhibits listed on the Exhibit Index on page 21 of this Form 10-Q are filed as a part of this report.

   (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    Trans Financial, Inc.
                                                        (Registrant)



                                                Principal Executive Officer:

Date: November 14, 1995                            /s/ Douglas M. Lester
      -----------------                            ---------------------
                                                       Douglas M. Lester
                                               Chairman of the Board, President
                                                    and Chief Executive Officer


                                                Principal Financial Officer:


Date: November 14, 1995                            /s/ Edward R. Matthews
      -----------------                            ----------------------
                                                       Edward R. Matthews
                                                       Chief Financial Officer

==============================================================================
==============================================================================
39




                                            Exhibits
                                                                  Sequentially
                                                                 Numbered Pages

   4(a) Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 4(a) of the registrant's report on Form 10-Q for the quarter ended March 31, 1995.

   4(b) Articles of Amendment to the Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 4(b) of the registrant's report on Form 10-Q for the quarter ended March 31, 1995.

   4(c)    Restated  Bylaws of the registrant are  incorporated  by reference to
           Exhibit 4(b) of the registrant's report on Form 10-K for the year ended December 31, 1993.

   4(d) Rights Agreement dated January 20, 1992 between Manufacturers Hanover Trust Company (subsequently assigned to First Union National Bank of North Carolina) and the registrant is incorporated by reference to
           Exhibit 1 to the registrant's report on Form 8-K dated January 24, 1992.

   4(e) Form of Indenture (including Form of Subordinated Note) dated as of September 1, 1993, between the registrant and First Tennessee Bank National Association as Trustee, relating to the issuance of 7.25% Subordinated Notes due 2003, is incorporated by reference to Exhibit 4 of the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

   10(a) Distribution Agreement dated September 28, 1995 between Registrant, Trans Financial Bank, N.A. and Donaldson, Lufkin & Jenrette
           Securities Corporation............................................22

   10(b)   Fiscal and Paying Agency Agreement dated September 28, 1995 between
           Trans Financial Bank, N.A. and First Fidelity Bank, N.A...........62

   11      Statement Regarding Computation of Per Share Earnings............127

* Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.

[TYPE]EX-10

 Exhibit 10(a).


                                U.S. $250,000,000

                   TRANS FINANCIAL BANK, NATIONAL ASSOCIATION

                       SENIOR AND SUBORDINATED BANK NOTES

                             DISTRIBUTION AGREEMENT



September 28, 1995






Donaldson, Lufkin & Jenrette
 Securities Corporation
140 Broadway
New York, New York  10005

Dear Sirs:

      Trans Financial Bank, National Association (the "Bank") and Trans Financial, Inc. (the "Corporation") confirm their agreement with you (the "Agent") with respect to the issuance and sale by the Bank of its senior bank notes and subordinated bank notes (collectively, the "Notes") in an aggregate principal amount outstanding at any one time not in excess of $250,000,000, due from 30 days to 30 years from their date of issue in the case of senior bank notes and from 5 years to 30 years from their date of issue in the case of subordinated bank notes. The Bank may authorize the issuance of an additional outstanding amount of Notes to be distributed hereunder as though authorized as of the date hereof. The Notes are to be issued from time to time pursuant to a fiscal and paying agency agreement, dated as of September 28, 1995 (as it may be supplemented or amended from time to time, the "Fiscal and Paying Agency Agreement"), between the Bank and First Fidelity Bank, N.A., as fiscal and paying agent (the "Fiscal and Paying Agent").

      The Notes shall have the applicable interest rates or interest rate formulas, issue price, redemption and repayment provisions and other terms set forth in the Offering Circular referred to in Section 1(a), as it may be amended or supplemented from time to time, including any supplement providing for the interest rate, maturity and other terms of any Note (a "Pricing Supplement"). The Notes will be issued, and the terms thereof established, from time to time, by the Bank in accordance with the Fiscal and Paying Agency Agreement and the Procedures referred to below. This Agreement shall only apply to sales of the Notes and not to sales of any other securities or evidences of indebtedness of the Bank and only on the specific terms set forth herein.

      Subject to the terms and conditions stated herein and to the reservation by the Bank of the right to sell Notes directly on its own behalf, the Bank hereby (i) appoints the Agent as the agent of the Bank for the purpose of soliciting and receiving offers to purchase Notes from the Bank and (ii) agrees that whenever the Bank determines to sell Notes directly to the Agent as principal it will enter into a separate agreement (each, a "Purchase Agreement"). Each such Purchase Agreement, which shall be confirmed in writing, shall be with respect to such information (as applicable) as specified in Exhibit C hereto relating to such sale in accordance with Section 3(e) hereof.

      .  Representations and Warranties of the Bank.
            The Bank represents and warrants to the Agent as of the date hereof, as of the Closing Date (as defined herein) and as of the times referred to in Sections 7(a) and 7(b) hereof (the Closing Date and each such time being hereinafter sometimes referred to as a "Representation Date"), as follows:

           (a) The Bank has prepared an offering circular (such offering circular, together with the documents now or hereafter incorporated by reference therein (the "Incorporated Documents"), and as such offering circular may hereafter be amended or supplemented, the "Offering Circular") to be used by the Agent in connection with the Agent's solicitation of purchasers of or offering of the Notes (as used herein, any reference to an amendment or supplement of or to the Offering Circular shall be deemed to include any document which is, by the terms of the Offering Circular, incorporated by reference therein);

           (b) Each of the Incorporated Documents heretofore filed by the Bank with the Federal Deposit Insurance Corporation ("FDIC"), on behalf of the Office of the Comptroller of Currency or other federal bank regulatory authority complied in all material respects with the applicable requirements of the FDIC or such other federal bank regulatory authority and of the Federal Financial Institutions Examination Council ("FFIEC"), and none of such Incorporated Documents, when so filed, contained an untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances in which they were made, not misleading; any Incorporated Documents hereafter filed with the FDIC or other federal bank regulatory authority and incorporated by reference in the Offering Circular, when such documents are filed with the FDIC or such other federal bank regulatory authority, will comply in all material respects with the applicable requirements of the FDIC or such other federal bank regulatory authority and the FFIEC and will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances in which they were made, not misleading; the financial data relating to the Bank set forth in the Offering Circular and in any Incorporated Documents filed with the FDIC or other federal bank regulatory authority present fairly (or will present fairly, when so filed with the FDIC or such other federal bank regulatory authority) in all material respects the consolidated financial position and results of operations of the Bank and its consolidated subsidiaries at the respective dates and for the respective periods for which such information is shown, in each case in accordance with regulatory accounting principles promulgated by the FFIEC consistently applied throughout the periods involved except as otherwise disclosed therein;

           (c) The Offering Circular does not, and will not as of the applicable Representation Date, contain an untrue statement of a material fact with respect to the Bank or the offering of Notes by the Bank or omit to state a material fact with respect to the Bank or the offering of Notes by the Bank required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, however, that the representations and warranties in this paragraph shall not apply to statements in or omissions from the Offering Circular made in reliance upon and in conformity with information furnished to the Bank in writing by the Agent expressly for use therein;

           (d) The Bank and each of its significant subsidiaries (as defined in Regulation S-X of the rules and regulations of the Securities and Exchange Commission (the "Commission"), hereinafter "significant subsidiaries") has been duly organized and is validly existing in good standing under the laws of its jurisdiction of organization with power and authority (corporate and other) to own its properties and conduct its business as described in the Offering Circular, and has been duly qualified as a foreign corporation for the transaction of business and is in good standing under the laws of each jurisdiction in which it owns or leases properties, or conducts any business, so as to require such qualification, other than where the failure to be so qualified or in good standing would not have a material adverse effect on the Bank and its subsidiaries taken as a whole; and all of the issued shares of capital stock of each significant subsidiary of the Bank have been duly authorized and validly issued, are fully paid and non-assessable, and are owned directly or through subsidiaries by the Bank, free and clear of any mortgage, pledge, lien, claim or encumbrance;

           (e) Each of this Agreement, any applicable Purchase Agreement and the Fiscal and Paying Agency Agreement has been duly authorized, executed and delivered by the Bank and constitutes the valid and binding agreement of the Bank enforceable in accordance with its terms, except as rights to indemnity and contribution hereunder or thereunder may be limited by applicable federal or state securities laws;

           (f) The Notes to be issued by the Bank have been duly authorized and, when issued in accordance with the terms and provisions of the Fiscal and Paying Agency Agreement and delivered to and paid for by the purchasers thereof in accordance with this Agreement and any applicable Purchase Agreement, will have been duly executed, issued and delivered by the Bank and will constitute valid and binding obligations of the Bank enforceable in accordance with their terms and entitled to the benefits provided by the Fiscal and Paying Agency Agreement; the Fiscal and Paying Agency Agreement has been duly authorized by the Bank and duly executed and delivered by the Bank and constitutes a valid and binding instrument enforceable against the Bank in accordance with its terms; and the Fiscal and Paying Agency Agreement conforms, and the Notes of any particular issuance of Notes of the Bank will conform, to the descriptions thereof in the Offering Circular as amended or supplemented, if applicable, to relate to such issuance of Notes;

           (g) Neither the Bank nor any of its subsidiaries is, or with the giving of notice or lapse of time or both would be, in violation of or in default under (i) any indenture, mortgage, deed of trust, loan agreement or other agreement or instrument to which the Bank or any such subsidiary is a party or by which it or any of its properties is bound except for violations and defaults which individually or in the aggregate are not material to the Bank and its subsidiaries taken as a whole or (ii) its charter or by-laws; the issue and sale of such Notes and the performance by the Bank of all of its obligations under such Notes, the Fiscal and Paying Agency Agreement, this Agreement and any Purchase Agreement, and the consummation of the transactions herein and therein contemplated, will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, any indenture, mortgage, deed of trust, loan agreement or other agreement or instrument to which the Bank or any of its subsidiaries is a party or by which the Bank or any of its subsidiaries is bound or to which any of the property or assets of the Bank or any of its subsidiaries is subject, nor will such action result in any violation of the provisions of the charter or the by-laws of the Bank or any applicable law or any order, rule or regulation of any court or any state or federal bank regulatory or other governmental agency or body having jurisdiction over the Bank, its subsidiaries or any of its properties; and no consent, approval, authorization, order, registration or qualification of or with any such court or any such state or federal bank regulatory or other governmental agency or body is required for the issue and sale of such Notes or the consummation by the Bank of the other transactions contemplated by this Agreement or any applicable Purchase Agreement or the Fiscal and Paying Agency Agreement, except such consents, approvals, authorizations, registrations or qualifications as may be required under state securities or Blue Sky laws or the regulations of the Office of the Comptroller of the Currency in connection with the offer and sale of the Notes;

           (h) Other than as set forth in the Offering Circular, there are no legal or governmental proceedings pending or, to the knowledge of the
      Bank, threatened or contemplated to which the Bank or any of its subsidiaries is or may be a party or to which any property of the Bank or any of its subsidiaries is or may be the subject which might individually or in the aggregate reasonably be expected to have a material adverse effect on the general affairs, business, prospects, management, consolidated financial position, stockholders' equity or results of operations of the Bank and its subsidiaries taken as a whole;

           (i) Immediately after any sale of Notes by the Bank hereunder or under any applicable Purchase Agreement, the aggregate amount of Notes which shall have been issued and sold by the Bank hereunder or under any Purchase Agreement will not exceed $250,000,000;

           (j) The Notes are exempt securities under Section 3(a)(2) of the Securities Act of 1933, as amended (the "Securities Act"), and neither registration of the Notes under the Securities Act nor qualification of an indenture under the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act"), is required in connection with the offer, sale, issuance or delivery of the Notes as contemplated by this Agreement;

           (k) The Bank is an insured bank under the provisions of the Federal Deposit Insurance Act, as amended, and no proceedings for the termination of such insurance are pending or threatened; and

           (l) All of the shares of capital stock of the Bank (other than directors' qualifying shares, if any) are owned by the Corporation either directly or through wholly-owned subsidiaries of the Corporation.

      SECTION 2  .  REPRESENTATIONS AND WARRANTIES OF THE CORPORATION.
            The Corporation represents and warrants to the Agent as of the date hereof, as of the Closing Date and as of each Representation Date as follows:

           (a) The Corporation has participated in the preparation of the Offering Circular to be used by the Agent in connection with the Agent's solicitation of purchasers of or offering of the Notes;

           (b) The Corporation has authorized the Bank to incorporate by reference in the Offering Circular reports and other documents filed by the Corporation with the Commission pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the rules and regulations of the Commission thereunder; and each such Incorporated Document complied, or when filed with the Commission will comply, in all material respects with the requirements of the Exchange Act and the applicable rules and regulations of the Commission thereunder;

           (c) The Offering Circular does not, and as of the applicable Representation Date will not, contain an untrue statement of a material fact with respect to the Corporation or omit to state a material fact with respect to the Corporation required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading; provided, however, that the representations and warranties in this paragraph shall not apply to statements in or omissions from the Offering Circular made in reliance upon and in conformity with information furnished to the Bank in writing by the Agent expressly for use therein;

           (d) The financial statements, together with the related schedules and notes thereto, and other financial data relating to the Corporation set forth in the Offering Circular and in any Incorporated Documents filed with the Commission present fairly (or will present fairly, when so filed with the Commission) in all material respects the consolidated financial position and results of operations of the Corporation and its consolidated subsidiaries at the respective dates and for the respective periods for which such information is shown, in each case in accordance with generally accepted accounting principles consistently applied throughout the periods shown, except as otherwise disclosed therein;
           (e) This Agreement has been duly authorized, executed and delivered by the Corporation and constitutes the valid and binding agreement of the Corporation enforceable in accordance with its terms, except as rights to indemnity and contribution hereunder may be limited by applicable federal or state securities laws; and

           (f) Neither the Corporation nor any of its subsidiaries is, or with the giving of notice or lapse of time or both would be, in violation of or in default under, (i) any indenture, mortgage, deed of trust, loan agreement or other agreement or instrument to which the Corporation or any of its subsidiaries is a party or by which it or any of its subsidiaries is bound or to which any of the property or assets of the Corporation or any of its subsidiaries is subject, except for violations and defaults which individually or in the aggregate are not material to the Corporation and its subsidiaries taken as a whole or (ii) its charter or by-laws; the performance by the Corporation of all of its obligations under this Agreement, and the consummation of the transactions herein contemplated, will not conflict with or result in a breach of any of the terms or provisions of, or constitute a default under, any indenture, mortgage, deed of trust, loan agreement or other agreement or instrument to which the Corporation or any of its subsidiaries is a party or by which the Corporation or any of its subsidiaries is bound or to which any of the property or assets of the Corporation or any of its subsidiaries is subject, nor will such action result in any violation of the provisions of the charter or the by-laws of the Corporation or any applicable law or any order, rule or regulation of any court or any state or federal bank regulatory or other governmental agency or body having jurisdiction over the Corporation, its subsidiaries or any of its properties; and no consent, approval, authorization, order, registration or qualification of or with any such court or any such state or federal bank regulatory or other governmental agency or body is required for the consummation by the Corporation of the other transactions contemplated by this Agreement, except such consents, approvals, authorizations, registrations or qualifications as may be required under state securities or Blue Sky laws in connection with the offer and sale of the Notes.

      SECTION 3  .  SOLICITATIONS AS AGENT; PURCHASES AS PRINCIPAL.
      (a) Subject to the terms and conditions stated herein, the Bank hereby appoints the Agent as the agent of the Bank for the purpose of soliciting or receiving offers to purchase the Notes from the Bank by others. On the basis of the representations and warranties contained herein, but subject to the terms and conditions herein set forth, the Agent agrees, as the agent of the Bank, to use its reasonable efforts to solicit offers to purchase the Notes upon the terms and conditions set forth in the Offering Circular. It is understood that if from time to time the Bank is approached by a prospective agent offering to solicit a specific purchase of Notes, the Bank, may engage such agent with respect to such specific purchase; provided that the Agent is given notice of such purchase promptly, including the terms thereof, in each case after the purchase is agreed upon; provided further, however that such agent shall make in writing the representations and agreements of an Agent set forth herein and that the Bank and such agent shall otherwise agree to be bound by the terms and conditions of this Agreement. The Agent may also purchase Notes from the Bank as principal for purposes of resale, as more fully described in paragraph (e) of this Section.

      (b) The Bank reserves the right, in its sole discretion, to suspend solicitation of offers to purchase Notes commencing at any time for any period of time or indefinitely. Upon receipt of at least one business day's prior written notice from the Bank, the Agent will forthwith suspend solicitation of offers to purchase Notes from the Bank until such time as the Bank has advised the Agent that such solicitation may be resumed. For the purpose of the foregoing sentence, "business day" shall mean any day which is not a Saturday or Sunday and which is not a day on which (i) banking institutions are generally authorized or obligated by law to close in The City of New York or (ii) The New York Stock Exchange, Inc. is closed for trading.

                 Upon  receipt of notice from the Bank as  contemplated  by this
Section 3(b), the Agent shall suspend its solicitation of offers to purchase the Notes until such time as the Bank shall have furnished it with an amendment or supplement to the Offering Circular contemplated by Section 4(b), if required by the terms of such Section, and the Bank shall have advised the Agent that such solicitation may be resumed.

      (c) Promptly upon the closing of the sale of any Notes sold by the Bank as a result of a solicitation made by or offer to purchase received by the Agent, the Bank agrees to pay the Agent a commission, in the form of a discount, in accordance with the schedule set forth in Exhibit A hereto.

      (d) The Agent is authorized to solicit offers to purchase the Notes only in such denominations as are specified in the Offering Circular at a purchase price as shall be specified by the Bank. The Agent shall communicate to the Bank, orally or in writing, each reasonable offer to purchase Notes received by it as an Agent. The Bank shall have the sole right to accept offers to purchase such Notes and may reject any such offer in whole or in part. The Agent shall have the right, in its discretion reasonably exercised without advising the Bank, to reject any offer to purchase the Notes received by it, in whole or in part, and any such rejection shall not be deemed a breach of its agreement contained herein.

                 No Note which the Bank has agreed to sell pursuant to this Agreement shall be deemed to have been purchased and paid for, or sold by the Bank, until such Note shall have been delivered to the purchaser thereof against payment by such purchaser.

      (e) Each sale of Notes to the Agent as principal, for resale to one or more investors or to another broker-dealer (acting as principal for purposes of resale), shall be made in accordance with the terms of this Agreement and a Purchase Agreement, which shall be confirmed in writing, which will provide for the sale of such Notes to, and the purchase thereof by, the Agent. A Purchase Agreement may also specify certain provisions relating to the reoffering of such Notes by the Agent. The commitment of the Agent to purchase Notes from the Bank as principal shall be deemed to have been made on the basis of the representations and warranties of the Bank herein contained and shall be subject to the terms and conditions herein set forth. Each Purchase Agreement shall specify the principal amount and terms of the Notes of the Bank to be purchased by the Agent, the time and date (each such time and date being referred to herein as a "Time of Delivery") and place of delivery of and payment for such Notes and such other information (as applicable) as is set forth in Exhibit C hereto. The Bank agrees that if the Agent purchases its Notes as principal for resale the Agent shall receive such compensation, in the form of a discount or otherwise, as shall be indicated in the applicable Purchase Agreement or, if no compensation is indicated therein, a commission in accordance with Exhibit A hereto. The Agent may utilize a selling or dealer group in connection with the resale of such Notes. In addition, the Agent may offer the Notes it has purchased as principal to other dealers. The Agent may sell Notes to any dealer at a discount and, unless otherwise specified in an applicable Purchase Agreement, such discount allowed to any dealer will not be in excess of 66-2/3% of the discount or commission to be received by the Agent from the Bank. Such Purchase Agreement shall also specify any requirements for delivery of opinions of counsel and officers' certificates pursuant to Section 6 hereof.

      (f) Administrative procedures relating to the sale of Notes (the "Procedures") are set forth in Exhibit B hereto and may be amended in writing from time to time by agreement between the Agent and the Bank. The Agent and the Bank agree to perform the respective duties and obligations specifically provided to be performed by each of them herein and in the Procedures. The Procedures shall apply to all transactions contemplated hereunder, including sales of Notes to the Agent as principal pursuant to a Purchase Agreement, unless otherwise set forth in such Purchase Agreement.

      (g) The documents required to be delivered pursuant to Section 6 hereof on the Closing Date (as defined below) shall be delivered at the offices of Simpson Thacher & Bartlett, 425 Lexington Avenue, New York, New York 10017, at 10:00 A.M., New York City time, on the date of this Agreement, which date and time of such delivery may be postponed by agreement between the Agent and the Bank but in no event shall be later than the day prior to the date on which solicitation of offers to purchase Notes is commenced (such time and date being referred to herein as the "Closing Date").

      SECTION 4  .  COVENANTS OF THE BANK.
            The Bank covenants and agrees with the Agent:

      (a) To make no amendment or supplement to the Offering Circular (excluding Incorporated Documents) prior to the Closing Date or the date on which any Purchase Agreement is executed which shall be disapproved by the Agent in its reasonable discretion promptly after reasonable notice thereof, or after the date of any Purchase Agreement and prior to the related Time of Delivery which shall be disapproved by the Agent promptly after reasonable notice thereof, and to make no such amendment or supplement at any other time prior to having afforded the Agent a reasonable opportunity to review and comment on it. The Bank will advise the Agent as promptly as practicable of the institution by any federal or state bank or securities regulatory authority of any proceedings in respect of the Offering Circular (including any proceeding relating to any Incorporated Documents) or the offering of Notes and will use its reasonable best efforts to prevent the issuance of any order interfering with the offering of such Notes and to obtain as soon as possible its lifting, if issued.

      (b) To furnish the Agent with copies of the Offering Circular and each amendment or supplement thereto in such quantities as the Agent may reasonably request from time to time; and if at any time while this Agreement is in effect or, in the event this Agreement is terminated, at any time the Agent is holding Notes it purchased as a principal, any event shall have occurred as a result of which the Offering Circular as then amended or supplemented would include an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, or if for any other reason it shall be necessary or required during such period to amend or supplement the Offering Circular, the Bank shall notify the Agent by telephone, with confirmation in writing, to suspend solicitations of offers to purchase Notes, and upon the request of the Agent, shall prepare and furnish without charge to the Agent and to any person designated by the Agent as many copies as the Agent may from time to time reasonably request of an amended Offering Circular or a supplement to the Offering Circular which will correct such statement or omission.

      (c) To advise the Agent immediately (i) of receipt by the Bank of any notification with respect to the suspension of the qualification of the Bank's Notes for sale in any jurisdiction or the initiation or threat of any proceeding for that purpose and (ii) of any downgrading in the rating of such Notes or any other debt securities or deposits of the Bank or any debt securities of the Corporation, or any proposal to downgrade the rating of such Notes or any other debt securities or deposits of the Bank or any debt securities of the Corporation, by any "nationally recognized statistical rating organization" (as defined for purposes of Rule 436(g) under the Securities Act), or any public announcement that any such organization has under surveillance or review its rating of any debt securities or deposits of the Bank or any debt securities of the Corporation (other than an announcement with positive implications of a possible upgrading, and no implication of a possible downgrading of such rating) as soon as the Bank or the Corporation learns of any such downgrading, proposal to downgrade or public announcement.

      (d) To endeavor, in cooperation with the Agent, to qualify the Bank's Notes for offering and sale under the securities laws of such jurisdictions as the Agent may designate, and to maintain such qualifications in effect for as long as may be required for the distribution of such Notes; and to file such statements and reports as may be required by the laws of each jurisdiction in which such Notes have been qualified as above provided.

      (e) To prepare with respect to any Notes to be sold through or to the Agent pursuant to this Agreement, a Pricing Supplement with respect to such Notes in a form previously approved by the Agent.

           (f) To furnish the Agent with copies of any Incorporated Documents, promptly, after the filing thereof, at any time while this Agreement is in effect or, in the event this Agreement is terminated, at any time the Agent is holding Notes it purchased as a principal.

      (g) In the event subordinated Notes are to be issued, to prepare a supplement to the Offering Circular in a form reasonably acceptable to the Agent which shall include the terms of such Notes.



      SECTION 5  .  PAYMENT OF EXPENSES.
            The Bank agrees to pay or cause to be paid:

            (i) the costs incident to the authorization, issuance, sale and delivery of the Notes and any taxes payable in that connection;

           (ii) the costs incident to the preparation and printing of the Offering Circular and any amendments and supplements thereto and the mailing and delivery of copies thereof to the Agent;

          (iii) the fees and expenses of the Fiscal and Paying Agent and any agent of the Fiscal and Paying Agent and the fees and disbursements of counsel to the Fiscal and Paying Agent or such agent in connection with the Fiscal and Paying Agency Agreement and the Notes;

           (iv) the cost and fees in connection with any filings with the National Association of Securities Dealers, Inc.;

           (v) the fees and disbursements of counsel to the Corporation, the Bank and counsel to the Agent; provided that the fees and disbursements of counsel to the Agent shall not exceed $60,000;

           (vi) the fees paid to rating agencies in connection with the rating of the Notes;

          (vii) the fees and expenses of qualifying the Notes under the securities laws of the several jurisdictions as provided in
      Section 4(d) hereof;

         (viii) all advertising expenses in connection with the offering of the Notes incurred in accordance with the Procedures; and

           (ix) all other costs and expenses arising out of the transactions contemplated hereunder and incident to the performance of the obligations of the Bank under this Agreement or otherwise in connection with the activities of the Agent under this Agreement.

      SECTION 6  .  CONDITIONS OF OBLIGATIONS OF AGENT.
            The obligation of the Agent, as the agent of the Bank, under this Agreement to solicit offers to purchase the Notes, the obligation of any person who has agreed to purchase Notes to make payment for and take delivery of Notes, and the obligation of the Agent to purchase Notes pursuant to any Purchase Agreement, is subject to the accuracy, on each Representation Date, of the representations and warranties of the Corporation and the Bank contained herein, to the accuracy of the statements of the officers of the Corporation and the Bank made in any certificate furnished pursuant to the provisions hereof, to the performance by the Bank of its obligations hereunder, and to each of the following additional terms and conditions:

      (a) No order suspending the sale of the Notes in any jurisdiction designated by the Agent pursuant to Section 4(d) hereof shall have been issued, and no proceeding for that purpose shall have been initiated or threatened.

      (b) The Agent shall not have discovered and disclosed to the Bank that the Offering Circular contains an untrue statement of a fact which, in the opinion of counsel for the Agent, is material or omits to state a fact which, in the opinion of such counsel, is material and is required to be stated therein or is necessary to make the statements therein not misleading.

      (c) All corporate proceedings and other legal matters incident to the authorization, form and validity of this Agreement, the Notes, the Offering Circular (other than financial statements and other financial data) and all other legal matters relating to this Agreement and the transactions contemplated hereby shall be satisfactory in all respects to counsel for the Agent, and the Corporation and the Bank shall have furnished to such counsel all documents and information that they may reasonably request to enable them to pass upon such matters.

      (d) At the Closing Date, the Agent shall have received an opinion or opinions, addressed to the Agent and dated the Closing Date, of Wyatt Tarrant & Combs, counsel to the Bank, in form and substance satisfactory to the Agent and their counsel, to the effect that:

            (i) The Corporation and the Bank has each been duly organized and is validly existing and in good standing under the laws of its jurisdiction of organization, with power and authority (corporate and other) to own its properties and conduct its business as described in the Offering Circular;

           (ii) Each of the Corporation's and the Bank's significant subsidiaries, if any, has been duly incorporated and is validly existing and in good standing as a corporation under the laws of its jurisdiction of incorporation with power and authority (corporate and other) to own its properties and conduct its business as described in the Offering Circular; all of the outstanding shares of capital stock of the Bank (other than directors' qualifying shares, if any) are owned of record and, to the best knowledge of such counsel, beneficially by the Corporation either directly or through wholly-owned subsidiaries; and, to the best of such counsel's knowledge, all of the issued shares of capital stock of each significant subsidiary of the Corporation and of the Bank have been duly authorized and validly issued, are fully paid and non-assessable (subject to 12 USC ss.55 in the case of the Corporation's national bank subsidiaries), and except for directors' qualifying shares, if any, are owned directly or through subsidiaries by the Corporation or the Bank, as the case may be, free and clear, to the best of such counsel's knowledge, of any mortgage, pledge, lien, claim or encumbrance;

          (iii) The Bank has the power and authority (corporate and other) necessary to execute and deliver this Agreement, the Fiscal and Paying Agency Agreement and any applicable Purchase Agreement and to perform its obligations hereunder and thereunder (including the sale and delivery of the Notes under this Agreement); this Agreement, any applicable Purchase Agreement and the Fiscal and Paying Agency Agreement have been duly authorized, executed and delivered by the Bank; and the Fiscal and Paying Agency Agreement is a valid and legally binding obligation of the Bank enforceable in accordance with its terms, except as any rights thereunder to indemnity and contribution may be limited by applicable federal or state securities laws;

           (iv) The Corporation has the power and authority (corporate and other) necessary to execute and deliver this Agreement and to perform its obligations hereunder; this Agreement has been duly authorized, executed and delivered by the Corporation;

           (v) The Notes are in the form contemplated by the Fiscal and Paying Agency Agreement and the Bank's Notes have been duly authorized by all necessary corporate action and, when executed and authenticated in accordance with the terms of the Fiscal and Paying Agency Agreement and delivered to and paid for by any purchaser of such Notes sold through the Agent as agent or by the Agent as principal pursuant to any Purchase Agreement, will constitute legal, valid and binding obligations of the Bank enforceable in accordance with their terms and entitled to the benefits provided by the Fiscal and Paying Agency Agreement;

           (vi) To the best of such counsel's knowledge, none of the Corporation, the Bank or any of their respective significant subsidiaries (if any) is, or with the giving of notice or lapse of time or both would be, in violation of or in default under, its charter or by-laws or any indenture, mortgage, deed of trust, loan agreement or other agreement or instrument to which the Corporation or the Bank or any of their respective significant subsidiaries is a party or by which it or any of them or any of their respective properties is bound, except for violations or defaults which individually or in the aggregate are not material to the Corporation or the Bank, as the case may be, and its significant subsidiaries taken as a whole;

          (vii) The issue and sale of the Notes and the performance by the Bank of its obligations under the Notes, the execution, delivery and performance of the Fiscal and Paying Agency Agreement, this Agreement and any applicable Purchase Agreement and the consummation of the transactions herein and therein contemplated will not conflict with or result in the creation or imposition of any lien, charge, or encumbrance upon any of the assets of the Corporation, the Bank or their respective significant subsidiaries pursuant to the terms of, or constitute a default under, any indenture, mortgage, deed of trust, loan agreement or other agreement or instrument known to such counsel to which the Corporation or the Bank or any of their respective significant subsidiaries is a party or by which the Corporation or the Bank or any of their respective significant subsidiaries is bound or to which any of the property or assets of the Corporation or the Bank or any of their respective significant subsidiaries is subject, nor will any such action result in any violation of the charter or the by-laws of the Corporation or the Bank or any of their respective significant subsidiaries or any applicable law or statute or any order, rule or regulation of any court or any state or federal bank regulatory or other governmental agency or body having jurisdiction over the Corporation or the Bank, their respective significant subsidiaries or any of their respective properties, except for violations or defaults which individually or in the aggregate are not material to the Corporation or the Bank, as the case may be, and its significant subsidiaries taken as a whole;

         (viii) No consent, approval, authorization, order, filing, registration or qualification of or with any court or any state or federal bank regulatory or other governmental agency or body is required for the issue and sale of the Notes by the Bank or the consummation of the other transactions contemplated by this Agreement, any applicable Purchase Agreement or the Fiscal and Paying Agency Agreement, except such consents, approvals, authorizations, filings, registrations or qualifications as may be required under state securities or Blue Sky laws or the regulations of the Office of the Comptroller of the Currency, in connection with the offers and sales of the Notes by the Bank;

           (ix) The statements made in the Offering Circular under the caption "Description of the Bank Notes," insofar as they purport to constitute a summary of the terms of documents referred to therein, constitute accurate summaries of the terms of such documents (subject to the insertion in the Notes of the maturity dates, interest rates and other similar terms thereof);

           (x) Other than as set forth in the Offering Circular, to the best of such counsel's knowledge, there are no legal or governmental proceedings pending or threatened or contemplated to which the Corporation or the Bank, or any of their respective significant subsidiaries, is or may be a party or to which any property of the Corporation or the Bank, or any of their respective significant subsidiaries, is or may be the subject which could individually or in the aggregate reasonably be expected to have a material adverse effect on the general affairs, business, prospects, management, consolidated financial position, stockholders' equity or results of operations of the Corporation or the Bank and its subsidiaries taken as a whole;

           (xi) No facts have come to such counsel's attention which lead it to believe that the Offering Circular as of its date, as of the settlement date with respect to the sale of any Notes sold to the Agent as principal pursuant to Section 3(e) hereof and as of any date an opinion is required to be delivered by such counsel pursuant to Section 7(c) hereof, contains an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading (except that such counsel need not express any opinion as to the financial statements or schedules and other financial or operating data included or incorporated by reference therein); the descriptions in the Offering Circular of statutes, regulations, legal and governmental proceedings and other documents which pertain to the Bank, the Corporation or the Notes are accurate in all respects and fairly present the information required to be shown;

      (xii) To the best of such counsel's knowledge, no investigation, no order directed to any document incorporated by reference in the Offering Circular has been issued and no challenge has been made to the accuracy or adequacy of any such document;

         (xiii) The Notes are exempt securities under Section 3(a)(2) of the Securities Act, and neither registration of the Notes under the Securities Act nor qualification of an indenture under the Trust Indenture Act is required in connection with the offer, sale, issuance or delivery of such Notes as contemplated by this Agreement; and

         (xiv) The Bank is an insured bank under the applicable provisions of the Federal Deposit Insurance Act, as amended.

                 Such counsel may state that the opinions set forth in paragraphs (iii) and (v) above are subject to the effects of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium and other laws of general applicability relating to or affecting the rights of creditors generally or of creditors of depository institutions the accounts of which are insured by FDIC and by general equitable principles (whether considered in a proceeding in equity or at law). Such counsel may rely on the opinion of counsel to the Agent as to matters of New York law.

      (e) The Bank and the Corporation shall each have furnished to the Agent on the Closing Date a certificate, dated the Closing Date, of its Chief Executive Officer or Executive Vice President and its Chief Financial Officer, Treasurer or Assistant Treasurer stating that:

            (i) The representations, warranties and agreements of the Bank and of the Corporation in Sections 1 and 2 hereof, as the case may be, are true and correct as of the Closing Date; the Bank has complied with all its agreements contained herein; and the conditions set forth in Section 6(a) hereof have been fulfilled; and

           (ii) They have carefully examined the Offering Circular and, in their opinion, the Offering Circular does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

           (f) The Agent shall have received from Simpson Thacher & Bartlett, counsel to the Agent, such opinion or opinions, dated the Closing Date, with respect to the issuance and sale of the Notes, the Fiscal and Paying Agency
Agreement, the Offering Circular and other related matters as the Agent may reasonably require, and the Corporation and the Bank shall have furnished to such counsel such documents as they may request for the purpose of enabling them to pass upon such matters.

      (g) No order shall have been issued by any federal or state bank or securities regulatory authority in respect of the Offering Circular or the offering of Notes contemplated thereby which would interfere with such offering of the Notes and no proceedings for that purpose shall have been instituted or threatened or to the knowledge of the Corporation or the Bank shall be contemplated by any such authority.

      (h) There shall not have occurred: (i) any adverse change or development involving a prospective adverse change in the capital stock or long-term debt of the Corporation or any of its subsidiaries or the Bank or any of its subsidiaries or in the condition, financial or otherwise, of the Corporation or any of its subsidiaries or of the Bank or any of its subsidiaries or the earnings, affairs, or business prospects of the Corporation or any of its subsidiaries or of the Bank or any of its subsidiaries, whether or not arising in the ordinary course of business, which would, in the opinion of the Agent, materially impair the investment quality of the Bank's Notes; (ii) any downgrading, or any notice given of any intended or potential downgrading or of any review for a possible change that does not indicate the direction of the possible change, in the rating accorded any of the Corporation's or any of the Bank's securities by any "nationally recognized statistical rating organization", as such term is defined for purposes of Rule 436(g)(2) under the Securities Act; (iii) any liability or obligation, direct or contingent, which is material to the Corporation and its subsidiaries, taken as a whole, other than those reflected in the Offering Circular; (iv) any outbreak or escalation of hostilities or other national or international calamity or crisis or change in economic conditions or in the financial markets of the United States or elsewhere that, in the judgment of the Agent, is material and adverse and would, in the judgment of the Agent, make it impracticable to market the Notes on the terms and in the manner contemplated in the Offering Circular; (v) the suspension or material limitation of trading in any securities of the Company on any exchange or the over-the-counter ("OTC") market or limitation on prices for any securities on any exchange or the OTC market; (vi) the enactment, publication, decree or other promulgation of any federal or state statute, regulation, rule or order of any court or other governmental authority which in the opinion of the Agent materially and adversely affects, or will materially and adversely affect, the business or operations of the Corporation or any of its subsidiaries; (vii) the declaration of a banking moratorium by either federal or New York State authorities or (viii) the taking of any action by any federal, state or local government or agency in respect of its monetary or fiscal affairs which in the opinion of the Agent has a material adverse effect on the financial markets in the United States.

            For purposes of this section 6(h), it is understood that with respect to any person who has agreed to purchase Notes as a result of an offer to purchase solicited by the Agent the judgment or opinion of such person shall be substituted for the respective judgments or opinions referred to herein of the Agent, and that the Agent shall have no duty or obligation whatsoever to exercise such judgment or opinion on behalf of any such person.

      (i) Prior to the Closing Date, the Corporation and the Bank shall have furnished to the Agent such further information, certificates and documents as the Agent or counsel to the Agent may reasonably request.

            All opinions, letters, evidence and certificates mentioned above or elsewhere in this Agreement shall be deemed to be in compliance with the provisions hereof only if they are in the form and substance satisfactory to counsel for the Agent.

      SECTION 7 . ADDITIONAL COVENANTS OF THE CORPORATION AND THE BANK. Each of the Corporation and the Bank covenants and agrees that:

      (a) Each acceptance by the Bank of an offer for the purchase of Notes shall be deemed to be an affirmation that the representations and warranties of the Corporation and the Bank contained in this Agreement and in any certificate theretofore given to the Agent pursuant hereto are true and correct at the time of such acceptance, and an undertaking that such representations and warranties will be true and correct at the time of delivery to the purchaser or his agent of the Notes relating to such acceptance as though made at and as of each such time (and such representations and warranties shall relate to the Offering Circular as amended or supplemented to each such time).

      (b) During each period preceding the date, if any, on which the Bank has advised the Agent to suspend solicitations of offers to purchase Notes pursuant to Section 3(b) or after which the Bank has advised the Agent that the solicitation of offers to purchase Notes which was suspended may be resumed (the "Marketing Period"), each time that the Offering Circular shall be amended or supplemented (other than by a Pricing Supplement providing solely for the interest rates or maturities of the Notes or the principal amount of Notes remaining to be sold or similar changes and other than as a result of the filing with the FDIC of an Incorporated Document by the Bank or other than as a result of the filing of a Current Report on Form 8-K by the Corporation solely for the purpose of filing with the Commission a press release with respect to quarterly or annual earnings) or each time the Bank sells Notes to the Agent as principal and the applicable Purchase Agreement specifies the delivery of an officers' certificate under this Section 7(b) as a condition to the purchase of Notes pursuant to such Purchase Agreement, the Bank and the Corporation shall submit to the Agent certificates, (i) as of the date of such amendment or supplement or as of the Time of Delivery relating to such sale or (ii) if such Offering Circular was not amended or supplemented during a Marketing Period, as of the first day of the next succeeding Marketing Period, representing that the statements contained in the certificates referred to in Section 6(e) hereof which were last furnished to the Agent are true and correct at the time of such amendment or supplement, Time of Delivery or first day of such Marketing Period, as the case may be, as though made at and as of such time (except that such statements shall be deemed to relate to the Offering Circular as amended and supplemented to such time).

      (c) During each Marketing Period, each time that the Offering Circular shall be amended or supplemented (other than by a Pricing Supplement providing solely for the interest rates or maturities of the Notes or the principal amount of Notes remaining to be sold or similar changes and other than as a result of the filing with the FDIC of an Incorporated Document by the Bank or other than as a result of the filing of a Current Report on Form 8-K by the Corporation solely for the purpose of filing with the Commission a press release with respect to quarterly or annual earnings) or each time the Bank sells Notes to the Agent as principal and the applicable Purchase Agreement specifies the delivery of a legal opinion under this Section 7(c) as a condition to the purchase of Notes pursuant to such Purchase Agreement, the Bank shall, (i) concurrently with such amendment, supplement or Time of Delivery relating to such sale or (ii) if such Offering Circular was not amended or supplemented during a Marketing Period, on the first day of the next succeeding Marketing Period, furnish the Agent and its counsel with the written opinion of Wyatt Tarrant & Combs, counsel to the Bank, or of such other counsel acceptable to the Agent, addressed to the Agent and dated the date of delivery of such opinion, in form satisfactory to the Agent, of the same effect as the opinion referred to in
Section  6(d)  hereof but  modified,  as  necessary,  to relate to the  Offering
Circular as amended or supplemented to the time of delivery of such opinion; provided, however, that in lieu of such opinion, such counsel may furnish the Agent with a letter to the effect that the Agent may rely on such counsel's prior opinion to the same extent as though it was dated the date of such letter authorizing reliance (except that statements in such prior opinion shall be deemed to relate to the Offering Circular as amended or supplemented to the time of delivery of such letter authorizing reliance).

      (d) On any settlement date for the sale of Notes, the Bank shall, if requested by the Agent, furnish the Agent with a written opinion of Wyatt Tarrant & Combs, counsel to the Bank, or of such other counsel acceptable to the Agent, dated such settlement date, in form satisfactory to the Agent, to the effect set forth in Section 6(d) hereof, but modified, as necessary, to relate to the Offering Circular relating to the Notes to be delivered on such settlement date; provided, however, that in lieu of such opinion, such counsel may furnish the Agent with a letter to the effect that the Agent may rely on such counsel's prior opinion to the same extent as though it was dated such settlement date (except that statements in such prior opinion shall be deemed to relate to the Offering Circular as amended or supplemented to the time of delivery of such letter authorizing reliance).

      SECTION 8  .  INDEMNIFICATION AND CONTRIBUTION BY THE BANK.
      (a) The Bank agrees to indemnify and hold harmless the Agent and each person, if any, who controls the Agent within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, from and against any and all losses, claims, damages, liabilities and judgments arising out of or related to any untrue statement or alleged untrue statement of a material fact contained in any Offering Circular (as amended or supplemented if the Bank shall have furnished any amendments or supplements thereto), or arising out of or related to any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading, except insofar as such losses, claims, damages, liabilities or judgments are caused by any such untrue statement or omission or alleged untrue statement or omission based upon information relating to the Agent furnished in writing to the Bank by or on behalf of the Agent expressly for use therein.

      (b) In case any action shall be brought against the Agent or any person controlling the Agent, based upon the Offering Circular or any amendment or supplement thereto and with respect to which indemnity may be sought against the Bank, the Agent shall promptly notify the Bank in writing and the Bank shall assume the defense thereof, including the employment of counsel reasonably satisfactory to such indemnified party and payment of all fees and expenses. The Agent or any such controlling person shall have the right to employ separate counsel in any such action and participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Agent or such controlling person unless (i) the employment of such counsel shall have been specifically authorized in writing by the Bank, (ii) the Bank shall have failed to assume the defense and employ counsel or (iii) the named parties to any such action (including any impleaded parties) include both the Agent or such controlling person and the Bank and the Agent or such controlling person shall have been advised by such counsel that there may be one or more legal defenses available to it which are different from or additional to those available to the Bank (in which case the Bank shall not have the right to assume the defense of such action on behalf of the Agent or such controlling person, it being understood, however, that the Bank shall not, in connection with any one such action or separate but substantially similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (in addition to any local counsel) for the Agent and controlling persons, which firm shall be designated in writing by the Agent and that all such fees and expenses shall be reimbursed as they are incurred). The Bank shall not be liable for any settlement of any such action effected without its written consent but if settled with the written consent of the Bank, the Bank agrees to indemnify and hold harmless the Agent and any such controlling person from and against any loss or liability by reason of such settlement. Notwithstanding the immediately preceding sentence, if in any case where the fees and expenses of counsel are at the expense of the indemnifying party and an indemnified party shall have requested the indemnifying party to reimburse the indemnified party for such fees and expenses of counsel as incurred, such indemnifying party agrees that it shall be liable for any settlement of any action effected without its written consent if (i) such settlement is entered into more than ten business days after the receipt by such indemnifying party of the aforesaid request and (ii) such indemnifying party shall have failed to reimburse the indemnified party in accordance with such request for reimbursement prior to the date of such settlement. No indemnifying party shall, without the prior written consent of the indemnified party, effect any settlement of any pending or threatened proceeding in respect of which any indemnified party is or could have been a party and indemnity could have been sought hereunder by such indemnified party, unless such settlement includes an unconditional release of such indemnified party from all liability on claims that are the subject matter of such proceeding.

      (c) The Agent agrees to indemnify and hold harmless the Bank and any person controlling the Bank within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, to the same extent as the foregoing indemnity from the Bank to the Agent but only with reference to information relating to the Agent furnished in writing to the Bank by or on behalf of the Agent expressly for use in the Offering Circular. In case any action shall be brought against the Bank, any of its directors or any person controlling the Bank based on the Offering Circular and in respect of which indemnity may be sought against the Agent, the Agent shall have the rights and duties given to the Bank (except that if the Bank shall have assumed the defense thereof, the Agent shall not be required to do so, but may employ separate counsel therein and participate in the defense thereof but the fees and expenses of such counsel shall be at the expense of the Agent), and the Bank and any person controlling the Bank shall have the rights and duties given to the Agent, by Section 8(b) hereof.

      (d) If the indemnification provided for in this Section 8 is unavailable to an indemnified party in respect of any losses, claims, damages, liabilities or judgments referred to therein, then each indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities and judgments (i) in such proportion as is appropriate to reflect the relative benefits received by the Bank on the one hand and the Agent on the other hand from the offering of the Bank's Notes or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Bank and the Agent in connection with the statements or omissions which resulted in such losses, claims, damages, liabilities or judgments, as well as any other relevant equitable considerations. The relative benefits received by the Bank and the Agent shall be deemed to be in the same proportion as the total net proceeds from the offering of the Bank's Notes (before deducting expenses) received by the Bank, and the total underwriting discounts and commissions received by the Agent from the offering of the Bank's Notes, bear to the total price to the public of the Bank's Notes. The relative fault of the Bank and the Agent shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Bank or the Agent and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

           SECTION 9    .  INDEMNIFICATION AND CONTRIBUTION BY THE CORPORATION.
      (a) The Corporation agrees to indemnify and hold harmless the Agent and each person, if any, who controls the Agent within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, from and against any and all losses, claims, damages, liabilities and judgments arising out of or relating to any untrue statement or alleged untrue statement of a material fact contained in the Offering Circular (as amended or supplemented if the Corporation shall have furnished any amendments or supplements thereto), or arising out of or related to any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, except insofar as such losses, claims, damages, liabilities or judgments are caused by any such untrue statement or omission or alleged untrue statement or omission based upon information relating to the Agent furnished in writing to the Bank by or on behalf of the Agent expressly for use therein.

      (b) In case any action shall be brought against the Agent or any person controlling the Agent, based upon any Offering Circular or any amendment or supplement thereto and with respect to which indemnity may be sought against the Corporation, the Agent shall promptly notify the Corporation in writing and the Corporation shall assume the defense thereof, including the employment of counsel reasonably satisfactory to such indemnified party and payment of all fees and expenses. The Agent or any such controlling person shall have the right to employ separate counsel in any such action and participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the Agent or such controlling person unless (i) the employment of such counsel shall have been specifically authorized in writing by the Corporation, (ii) the Corporation shall have failed to assume the defense and employ counsel or (iii) the named parties to any such action (including any impleaded parties) include both the Agent or such controlling person and the Corporation and the Agent or such controlling person shall have been advised by such counsel that there may be one or more legal defenses available to it which are different from or additional to those available to the Corporation (in which case the Corporation shall not have the right to assume the defense of such action on behalf of the Agent or such controlling person, it being understood, however, that the Corporation shall not, in connection with any one such action or separate but substantially similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (in addition to any local counsel) for the Agent and any controlling persons, which firm shall be designated in writing by the Agent, and that all such fees and expenses shall be reimbursed as they are incurred). The Corporation shall not be liable for any settlement of any such action effected without its written consent but if settled with the written consent of the Corporation, the Corporation agrees to indemnify and hold harmless the Agent and any such controlling person from and against any loss or liability by reason of such settlement. Notwithstanding the immediately preceding sentence, if in any case where the fees and expenses of counsel are at the expense of the indemnifying party and an indemnified party shall have requested the indemnifying party to reimburse the indemnified party for such fees and expenses of counsel as incurred, such indemnifying party agrees that it shall be liable for any settlement of any action effected without its written consent if (i) such settlement is entered into more than ten business days after the receipt by such indemnifying party of the aforesaid request and (ii) such indemnifying party shall have failed to reimburse the indemnified party in accordance with such request for reimbursement prior to the date of such settlement. No indemnifying party shall, without the prior written consent of the indemnified party, effect any settlement of any pending or threatened proceeding in respect of which any indemnified party is or could have been a party and indemnity could have been sought hereunder by such indemnified party, unless such settlement includes an unconditional release of such indemnified party from all liability on claims that are the subject matter of such proceeding.

      (c) The Agent agrees to indemnify and hold harmless the Corporation and any person controlling the Corporation within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, to the same extent as the foregoing indemnity from the Corporation to the Agent but only with reference to information relating to the Agent furnished in writing by or on behalf of such Agent through you expressly for use in any Offering Circular. In case any action shall be brought against the Corporation or any person controlling the Corporation based on the Offering Circular and in respect of which indemnity may be sought against the Agent, the Agent shall have the rights and duties given to the Corporation (except that if the Corporation shall have assumed the defense thereof, the Agent shall not be required to do so, but may employ separate counsel therein and participate in the defense thereof but the fees and expenses of such counsel shall be at the expense of the Agent), and the Corporation and any person controlling the Corporation shall have the rights and duties given to the Agent, by Section 9(b) hereof.

      (d) If the indemnification provided for in this Section 9 is unavailable to an indemnified party in respect of any losses, claims, damages, liabilities or judgments referred to therein, then each indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages, liabilities and judgments (i) in such proportion as is appropriate to reflect the relative benefits received by the Corporation on the one hand and the Agent on the other hand from the offering of Notes by the Bank or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits referred to in clause (i) above but also the relative fault of the Corporation and the Agent in connection with the statements or omissions which resulted in such losses, claims, damages, liabilities or judgments, as well as any other relevant equitable considerations. The relative benefits received by the Corporation and the Agent shall be deemed to be in the same proportion as the total net proceeds from the offering of Notes (before deducting expenses) received by the Bank, and the total underwriting discounts and commissions received by the Agent, bear to the total price to the public of the Notes issued by the Bank. The relative fault of the Corporation and the Agent shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the Corporation or the Agent and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such statement or omission.

                 The Corporation and the Agent agree that it would not be just and equitable if contribution pursuant to this Section 9(d) were determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the immediately preceding paragraph. The amount paid or payable by an indemnified party as a result of the losses, claims, damages, liabilities or judgments referred to in the immediately preceding paragraph shall be deemed to include, subject to the limitations set forth above, any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any such action or claim. Notwithstanding the provisions of this Section 9, the Agent shall not be required to contribute any amount in excess of the amount by which the total price at which the Notes purchased by or sold through such Agent and distributed to the public were offered to the public exceeds the amount of any damages which such Agent has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation.

      SECTION 10 .  STATUS OF THE AGENT.
            In soliciting offers to purchase Notes from the Bank pursuant to this Agreement (other than in respect of any Purchase Agreement), the Agent is acting solely as agent for the Bank and not as principal. The Agent will make reasonable efforts to assist the Bank in obtaining performance by each purchaser whose offer to purchase Notes from the Bank has been solicited by the Agent and accepted by the Bank but the Agent shall have no liability to the Bank in the event any such purchase is not consummated for any reason. If the Bank shall default in its obligations to deliver Notes to a purchaser whose offer it has accepted, the Bank shall (i) hold the Agent harmless against any loss, claim or damage arising from or as a result of such default by the Bank and (ii) pay to the Agent any commission to which it would be entitled in connection with such sale.

      SECTION 11  REPRESENTATIONS, WARRANTIES AND OBLIGATIONS TO SURVIVE
                  DELIVERY.
            The respective indemnities, agreements, representations, warranties and other statements of the Corporation, the Bank and the Agent contained in this Agreement, or made by or on behalf of them, respectively, pursuant to this Agreement, shall remain operative and in full force and effect, regardless of any investigation made by or on behalf of the Agent or any person controlling such Agent or by or on behalf of the Corporation or the Bank, and shall survive each delivery of and payment for any of the Notes.

      SECTION 12 .  TERMINATION.
            This Agreement may be terminated for any reason with respect to any party hereto, at any time, by any party hereto upon the giving of sixty day's written notice of such termination to the other parties hereto; provided, however, that such termination shall be effective only with respect to such terminating party. If, at the time of a termination, an offer to purchase any of the Notes has been accepted by the Bank but the time of delivery to the purchaser has not occurred, the provisions of this Agreement shall remain in effect with respect to the Agent, the Corporation and the Bank until such Notes are delivered. The provisions of Sections 3(c), 5, 8, 9, 10 and 11 hereof shall survive any termination of this Agreement.

      SECTION 13 .  NOTICES.
            Except as otherwise provided herein, all notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if mailed or transmitted by any standard form of telecommunication. Notices to the Agent shall be directed to it as follows: Donaldson, Lufkin & Jenrette Securities Corporation,
140 Broadway,  New York,  New York 10005, Attention:  Roger Thomson,
Telephone No.: (212)504-3192,  Facsimile No.:  (212)  504-8244;
notices to the Bank shall be directed to it as follows:  500 East Main
Street, Bowling Green, Kentucky 42101 Attention: Edward R. Matthews; Telephone No.: (502) 793-7717; Facsimile No.: (502) 793-7753.

      SECTION 14 .  BINDING EFFECT; BENEFITS.
            This Agreement shall be binding upon the Agent, the Corporation, the Bank and their respective successors. This Agreement and the terms and provisions hereof are for the sole benefit of only those persons, except that
(a) the representations, warranties, indemnities and agreements of the Corporation and the Bank contained in this Agreement shall also be deemed to be for the benefit of the person or persons, if any, who control the Agent within the meaning of Section 15 of the Securities Act, and (b) the indemnity agreement of the Agent contained in Section 8 and Section 9 hereof shall be deemed to be for the benefit of any person controlling the Corporation and the Bank. Nothing in this Agreement is intended or shall be construed to give any person, other than the person referred to in this Section, any legal or equitable right, remedy or claim under or in respect of this Agreement or any provision contained herein.

      SECTION 15 .  GOVERNING LAW; COUNTERPARTS.
            This Agreement shall be governed by and construed in accordance with the laws of the State of New York. This Agreement may be executed in counterparts and the executed counterparts shall together constitute a single instrument.

      SECTION 16 .  PARAGRAPH HEADINGS.
      The paragraph headings used in this Agreement are for convenience of reference only, and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

           If the foregoing correctly sets forth our agreement, please indicate your acceptance hereof in the space provided for that purpose below.

                                      Very truly yours,

                                      TRANS FINANCIAL BANK, NATIONAL ASSOCIATION



                                            By:
                                                      Title:

                                            TRANS FINANCIAL, INC.



                                            By:
                                                      Title:


CONFIRMED AND ACCEPTED, as of the date first above written:

DONALDSON, LUFKIN & JENRETTE
 SECURITIES CORPORATION



By:
                Authorized Signatory

===============================================================================
                                                                         B-58
===============================================================================














                                            EXHIBIT A

                   TRANS FINANCIAL BANK, NATIONAL ASSOCIATION

                                Senior Bank Notes
                              SCHEDULE OF PAYMENTS
      The Bank agrees to pay the Agent a commission not to exceed the following percentage of the aggregate U.S. dollar equivalent of the principal amount of the Senior Bank Notes issued by the Bank:


=============================================  =============================
                  TERM                               COMMISSION RATE
=============================================  =============================
30 days to less than 6 months                             .075%
=============================================  =============================
6 months to less than 9 months                            .100%
=============================================  =============================
9 months to less than 12 months                           .125%
=============================================  =============================
12 months to less than 18 months                          .150%
=============================================  =============================
18 months to less than 2 years                            .200%
=============================================  =============================
2 years to less than 3 years                              .250%
=============================================  =============================
3 years to less than 4 years                              .350%
=============================================  =============================
4 years to less than 5 years                              .450%
=============================================  =============================
5 years to less than 6 years                              .500%
=============================================  =============================
6 years to less than 7 years                              .550%
=============================================  =============================
7 years to less than 10 years                             .625%
=============================================  =============================
10 years to less than 12 years                            .650%
=============================================  =============================
12 years to less than 15 years                            .675%
=============================================  =============================
15 years to less than 20 years                            .750%
=============================================  =============================
20 years or more                                          .875%
=============================================  =============================

===============================================================================
                                    EXHIBIT B
===============================================================================

                            ADMINISTRATIVE PROCEDURES

                   TRANS FINANCIAL BANK, NATIONAL ASSOCIATION




      Bank Notes (the "Notes") are to be offered on a continuing basis by Trans Financial Bank, National Association (the "Issuing Bank"). Donaldson, Lufkin & Jenrette Securities Corporation as agent (the "Agent"), has agreed to use its reasonable best efforts to solicit offers to purchase the Notes. The Notes are being sold pursuant to a Distribution Agreement among the Bank, Trans Financial, Inc. and the Agent dated September 28, 1995 (as it may be supplemented or amended from time to time, the "Distribution Agreement") to which these administrative procedures are attached as an exhibit. The Notes will be issued under a Fiscal and Paying Agency Agreement, dated as of September 28, 1995 between the Bank and First Fidelity Bank, N.A., as fiscal and paying agent (the "Fiscal and Paying Agent"). The Notes may be issued as either "Senior Bank Notes", which will rank equally with all other unsecured and unsubordinated indebtedness (other than deposits, to the extent provided by federal law and any applicable state law) of the Bank, or "Subordinated Bank Notes", which will be subordinated to all present and future claims of depositors and general creditors of the Bank. Senior Bank Notes will have maturities of from thirty days to thirty years from the date of issue; Subordinated Bank Notes will have maturities of from five years to thirty years from the date of issue. Terms defined in the Offering Circular relating to the Notes (the "Offering Circular") and in the Distribution Agreement shall have the same meaning when used in this exhibit.

      The Notes will be issued in book-entry form (each a "Book-Entry Note") represented by one or more fully registered global Notes (each a "Global Security") delivered to the Fiscal and Paying Agent, as custodian for The Depository Trust Company as depositary or its nominee or a successor depositary or its nominee (the "Depositary"), and recorded in the book-entry system maintained by the Depositary. Owners of beneficial interests in Book-Entry Notes will be entitled to physical delivery of Notes in certificated form (each a "Certificated Note") equal in principal amount to their respective beneficial interests only upon certain limited circumstances described in the Offering Circular.

      Administrative  responsibilities,   document  control  and  record-keeping
functions to be performed by the Bank will be performed by the Fiscal and Paying Agent. Administrative procedures for the offering are explained below.

      PRICE TO PUBLIC
      Each Note will be issued at 100% of its principal amount, unless otherwise determined by the Bank.

      DATE OF ISSUANCE
      Each Note will be dated and issued as of the date of its authentication by the Fiscal and Paying Agent.

      MATURITIES
      Each Note will mature on a Business Day (as defined below) selected by the purchaser and agreed upon by the Bank, such date being at least thirty days but not more than thirty years from the date of issuance, in the case of Senior Bank Notes, and from five years to thirty years from the date of issuance in the case of Subordinated Bank Notes. Each Floating Rate Note will mature on an Interest Payment Date (as defined below).

      "Business Day" shall mean any day which is not a Saturday or Sunday and which is not a day on which banking institutions are generally authorized or obligated by law to close in the City of New York, New York and the City of Bowling Green, Kentucky (or, with respect to LIBOR Notes, the City of London).

      REGISTRATION
      Notes will be issued only in fully registered form either as a Book-Entry Note or a Certificated Note.

      INTEREST PAYMENTS
      Each Note bearing interest at a fixed rate (a "Fixed Rate Note") will bear interest from its issue date at the annual rate stated on the face thereof, payable on March 15 and September 15 of each year (each an "Interest Payment
Date" with respect to such Fixed Rate Note) and at Stated Maturity or upon redemption, if applicable.

      Special provisions are set forth in the Offering Circular relating to Notes bearing interest at a rate or rates determined by reference to an interest rate formula ("Floating Rate Notes") stated on the face thereof, payable in arrears on such dates as are specified therein (each an "Interest Payment Date" with respect to such Floating Rate Note).

      Interest on Fixed Rate Notes will be calculated and paid on the basis of a 360-day year of twelve 30-day months. Interest will be payable to the person in whose name a Note is registered at the close of business on the fifteenth day (whether or not a Business Day) next preceding an Interest Payment Date with respect to such Note (the "Record Date"); provided, however, that interest payable at Stated Maturity will be payable to the person to whom principal shall be payable. Any payment of principal and interest on such Note required to be paid on an Interest Payment Date or at Stated Maturity or upon redemption, if applicable, which is not a Business Day shall be postponed to the next day which is a Business Day. The first payment of interest on any Note originally issued between a Record Date and an Interest Payment Date will be made on the Interest Payment Date following the next succeeding Record Date. Except as set forth under "Procedures for Book-Entry Notes," all interest payments, excluding interest payments made at Stated Maturity or upon redemption, if applicable, will be made by check mailed to the person entitled thereto as provided above, or, at the option of the Bank, by wire transfer to an account maintained by such person with a bank located in the United States. Notwithstanding the foregoing, the holder of $1 million or more in aggregate principal amount of Notes with the same Interest Payment Date may receive payment by wire transfer by delivering to the Fiscal and Paying Agent in writing on or prior to the applicable Record Date its request for payment by wire transfer, providing the Fiscal and Paying Agent with the appropriate wire transfer information and upon compliance with the reasonable requirements of the Fiscal and Paying Agent.

      ACCEPTANCE AND REJECTION OF OFFERS
      The Bank shall have the sole right to accept offers to purchase its Notes and may reject any such offer in whole or in part. Each acceptance or rejection by the Bank of an offer to purchase its Notes shall be communicated by the Bank to the Agent and the Agent shall be entitled to rely on any such acceptance or rejection. The Agent shall promptly communicate to the Bank, orally or in writing, each reasonable offer to purchase Notes received by it other than those rejected by such Agent. The Agent shall have the right, in its discretion reasonably exercised without advising the Bank, to reject any offers in whole or in part.

      SETTLEMENT
      The receipt of immediately available funds in U.S. Dollars by the Bank in payment for a Note (less the applicable commission) and the authentication and issuance of such Note shall, with respect to such Note, constitute "Settlement." All offers accepted by the Bank will be settled from one to five Business Days from the date of acceptance by the Bank pursuant to the timetable for Settlement set forth below unless the Bank and the purchaser agree to Settlement on a later date; provided, however, that the Bank will so notify the Fiscal and Paying Agent of any such later date on or before the Business Day immediately prior to the Settlement date.

      REDEMPTION AND REPAYMENT
      Unless one or more Redemption Dates are specified on the Global Security and applicable Pricing Supplement, the Notes will not be redeemable prior to their Stated Maturity. If one or more Redemption Dates are so specified with respect to any Note, the Global Security and applicable Pricing Supplement, will also specify one or more redemption prices (expressed as a percentage of the principal amount of such Note) ("Redemption Prices") and the redemption period or periods ("Redemption Periods") during which such Redemption Prices shall apply. Unless otherwise specified on the Global Security and applicable Pricing Supplement, any such Note shall be redeemable at the option of the Bank at the specified Redemption Price applicable to the Redemption Period during which such
Note is to be redeemed, together with interest accrued to the Redemption Date. Unless otherwise specified on the Global Security and applicable Pricing Supplement, the Notes will not be subject to any sinking fund. The Bank may redeem any of its Notes that are redeemable and remain outstanding either in whole or from time to time in part, upon not less than 30 nor more than 45 days' notice. In the event of a redemption in part of any Note, a new Note for the amount of the unredeemed portion shall be issued in the name of the Holder upon cancellation of the redeemed Note.

      The Global Security and applicable Pricing Supplement, relating to each Note will indicate either that such Note cannot be repaid at the option of the Holder prior to Stated Maturity or that such Note will be repayable at the option of the Holder on a date or dates specified prior to Stated Maturity at a price or prices set forth on the Global Security and applicable Pricing Supplement, together with accrued interest to the date of repayment. Subordinated Bank Notes shall not be redeemable at the option of the Holder.

      In order for a Note that is redeemable at the option of the Holder to be repaid, the Fiscal and Paying Agent must receive at least 30 days but not more than 45 days prior to the repayment date (a) appropriate wire instructions and
(b) either (i) the Note with the form entitled "Option to Elect Repayment" attached to the Note duly completed or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States setting forth the name of the Holder of the Note, the principal amount of the Note, the portion of the principal amount of the Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with the form entitled "Option to Elect Repayment" attached to the Note duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed must be received by the Fiscal and Paying Agent by such fifth Business Day. Exercise of the repayment option by the Holder of a Note shall be irrevocable, except as otherwise described in the Offering Circular. The repayment option may be exercised by the Holder of a Note for less than the entire principal amount of the Note provided that the principal amount of the Note remaining outstanding after repayment is an authorized denomination. No transfer or exchange of any Note (or, in the event that any Note is to be repaid in part, the portion of the Note to be repaid) will be permitted after exercise of a repayment option. All questions as to the validity, eligibility (including time of receipt) and acceptance of any Note for repayment will be determined by the Fiscal and Paying Agent, whose determination will be final, binding and non-appealable.

      If a Note is represented by a Global Security, the Depositary's nominee will be the Holder of such Note and therefore will be the only entity that can exercise a right to repayment. In order to ensure that the Depositary's nominee will timely exercise a right to repayment with respect to a particular Note, the beneficial owner of such Note must instruct the broker or other direct or indirect participant through which it holds an interest in such Note to notify the Depositary of its desire to exercise a right to repayment. Different firms have different cut-off times for accepting instructions from their customers and, accordingly, each beneficial owner should consult the broker or other direct or indirect participant through which it holds an interest in a Note in order to ascertain the cut-off time by which such an instruction must be given in order for timely notice to be delivered to the Depositary.

      Unless otherwise specified on the Global Security and applicable Pricing Supplement, if a Note is an Original Issue Discount Note, the amount payable on such Note in the event of redemption or repayment prior to its Stated Maturity shall be the Amortized Face Amount of such Note, as specified on the Global Security and applicable Pricing Supplement, as of the Redemption Date or the date of repayment, as the case may be.

      PROCEDURES FOR ESTABLISHING THE TERMS OF THE NOTES
      The Bank and the Agent will discuss from time to time the rates to be borne by the Notes that may be sold as a result of the solicitation of offers by the Agent. Once the Agent has recorded any indication of interest in Notes of the Bank upon certain terms, and communicated with the Bank, if the Bank accepts an offer to purchase Notes upon such terms and if requested by the purchaser of such Notes or the Agent, it will prepare a supplement to the Offering Circular in the form previously approved by the Agent, reflecting the terms of such Notes and, after approval from the Agent, will supply an appropriate number of copies of the Offering Circular, as then amended or supplemented, together with such supplement, to the Agent. See "Delivery of Offering Circular" below. If such a supplement to the Offering Circular is requested by a purchaser of Notes, no settlements with respect to Notes upon such terms may occur prior to receipt by the Agent of copies of such supplement, and the Agent will not, prior to receipt of such supplement, mail a confirmation to a customer who has offered to purchase Notes upon such terms and has requested such a supplement. After receipt by the Agent of such supplement, sales, mailing of confirmations and settlements may occur with respect to Notes upon such terms, subject to the provisions of "Delivery of Offering Circular" below.

      If the Bank decides to post rates and a decision has been reached to change interest rates, the Bank will promptly notify the Agent. The Agent will forthwith suspend solicitation of purchases. At that time, the Agent will recommend and the Bank will establish rates to be so "posted." Following establishment of posted rates, the Agent may only record indications of interest in purchasing Notes at the posted rates. See "Delivery of Offering Circular" below. If such a supplement to the Offering Circular is requested by a purchaser of Notes, no settlements at the posted rates may occur prior to the receipt of such Offering Circular by the Agent and the Agent will not, prior to such receipt, mail confirmations to customers who have offered to purchase Notes at the posted rates. After receipt by the Agent of such supplement, sales, mailing of confirmations and settlements may resume, subject to the provisions of "Delivery of Offering Circular" below.

      SUSPENSION OF SOLICITATION; AMENDMENT OR SUPPLEMENT
      In the event that at the time the Agent, at the direction of the Bank, suspends solicitation of offers to purchase from the Bank there shall be any orders outstanding which have not been settled, the Bank will promptly advise the Agent and the Fiscal and Paying Agent whether such orders may be settled and whether copies of the Offering Circular as theretofore amended and/or supplemented as in effect at the time of the suspension may be delivered in connection with the settlement of such orders. The Bank will have the sole responsibility for such decision and for any arrangements which may be made in the event that the Bank determine that such orders may not be settled or that copies of such Offering Circular may not be so delivered.

      DELIVERY OF OFFERING CIRCULAR
      A copy of the Offering Circular as most recently amended or supplemented on the date of delivery thereof together with the applicable Pricing Supplement thereto, must be delivered to a purchaser prior to or together with the earlier of the delivery of (i) the written confirmation of a sale sent to a purchaser or his agent and (ii) any Note purchased by such purchaser. The Bank shall ensure that the Agent receives copies of the Offering Circular and each amendment or supplement thereto (including any applicable Pricing Supplement thereto) in such quantities and within such time limits as will enable the Agent to deliver such confirmation or Note to a purchaser as contemplated by these procedures and in compliance with the preceding sentence. Copies of Pricing Supplements should be delivered by telecopy to Donaldson, Lufkin & Jenrette Securities Corporation, 140 Broadway, New York, New York 10005, Telecopy No.: (212) 504-8244, Attention:
Roger Thomson and by hand to Donaldson, Lufkin & Jenrette Securities Corporation, 140 Broadway, New York, New York 10005. If, since the date of acceptance of a purchaser's offer, the Offering Circular shall have been supplemented solely to reflect any sale of Notes on terms different from those agreed to between the Bank and such purchaser or a change in posted rates not applicable to such purchaser, such purchaser shall not receive the Offering Circular as supplemented by such new supplement, but shall receive the Offering Circular as supplemented to reflect the terms of the Notes being purchased by such purchaser and otherwise as most recently amended or supplemented on the date of delivery of the Offering Circular. The Fiscal and Paying Agent will make all such deliveries with respect to all Notes sold directly by the Bank.

      AUTHENTICITY OF SIGNATURES
      The Bank will cause the Fiscal and Paying Agent to furnish the Agent from time to time with the specimen signatures of each of the Fiscal and Paying Agent's officers, employees and agents who have been authorized by the Fiscal and Paying Agent to authenticate Notes, but the Agent will have no obligation or liability to the Bank or the Fiscal and Paying Agent in respect of the authenticity of the signature of any officer, employee or agent of the Bank or the Fiscal and Paying Agent on any Note.

      The Bank shall deliver the Notes signed on behalf of the Bank by its Chief Executive Officer, any Executive Vice President, Treasurer, Assistant Treasurer, Chief Financial Officer or Senior Vice President and General Counsel or any other officer designated in writing by the Chief Executive Officer and attested by its Secretary or one of its Assistant Secretaries, provided that the signature of any such officer may, but need not, be a facsimile signature imprinted or otherwise reproduced on the Notes; and in case any of the above-named officers of the Bank whose facsimile signature shall appear thereon shall cease to hold such office before the Notes have been authenticated and delivered or disposed of by the Bank, such Notes shall be valid as though such person had not ceased to hold such position.

      ADVERTISING COSTS
      The Bank will determine with the Agent the amount and nature of advertising that may be appropriate in offering the Notes. Advertising expenses paid with the consent of the Bank will be paid by the Bank.

                         PROCEDURES FOR BOOK-ENTRY NOTES

      Each Note will be represented by either a Global Security delivered to the Fiscal and Paying Agent, as custodian for the Depositary, and recorded in the book-entry system maintained by the Depositary or a certificate delivered to the holder thereof or a person designated by such holder. An owner of a Book-Entry Note will not be entitled to receive a certificate representing such Note. In connection with the qualification of the Book-Entry Notes for eligibility in the book-entry system maintained by the Depositary, the Fiscal and Paying Agent will perform the custodial, document control and administrative functions described below, in accordance with its respective obligations under Letters of Representations from the Bank and the Fiscal and Paying Agent to the Depositary and a Bank Note Certificate Agreement previously entered into between the Fiscal and Paying Agent and the Depositary, and its obligations as a participant in the Depositary, including the Depositary's Same-Day Funds Settlement System ("SDFS"). Except as otherwise set forth in this Exhibit B, Book-Entry Notes will be issued in accordance with the administrative procedures set forth below.

      ISSUANCE
      On any date of settlement (as defined under "Settlement" above) for one or more Fixed Rate Book-Entry Notes, the Bank will issue one or more single Global Securities in fully registered form without coupons each representing up to $200,000,000 principal amount of all of such Notes that have the same original issuance date, interest rate, redemption and repayment provisions, if any, and Stated Maturity. Similarly, on any settlement date for one or more Floating Rate Book-Entry Notes, the Bank will issue a single Global Security each representing up to $200,000,000 principal amount of all of such Notes that have the same interest rate formula, original issuance date, Initial Interest Rate, Interest Payment Dates, Index Maturity, Spread, Spread Multiplier, minimum interest rate (if any), maximum interest rate (if any) and Stated Maturity. Each Global Security will be dated and issued as of the date of its authentication by the Fiscal and Paying Agent. Each Global Security will have an interest accrual date (the "Interest Accrual Date"), which will be (i) with respect to an original Global Security (or any portion thereof), its original issuance date and (ii) with respect to any Global Security (or portion thereof) issued subsequently upon exchange of a Global Security or in lieu of a destroyed, lost or stolen Global Security, the most recent Interest Payment Date to which interest has been paid or duly provided for on the predecessor Global Security or Securities (or if no such payment or provision has been made, the original issuance date of the predecessor Global Security), regardless of the date of authentication of such subsequently issued Global Security. No Global Security will represent (i) both Fixed Rate and Floating Rate Book-Entry Notes or (ii) any Certificated Note.

      IDENTIFICATION NUMBERS
      The Bank, will arrange, on or prior to commencement of a program for the offering of the Bank's Book-Entry Notes, with the CUSIP Service Bureau of Standard & Poor's Corporation (the "CUSIP Service Bureau") for the reservation of a series of CUSIP numbers (including tranche numbers), consisting of approximately 900 CUSIP numbers and relating to Global Securities representing the Book-Entry Notes. The Fiscal and Paying Agent has or will obtain from the CUSIP Service Bureau a written list of such series of reserved CUSIP numbers and will deliver to the Bank and the Depositary such written list of 900 CUSIP numbers of such series. The Bank will assign CUSIP numbers to Global Securities as described below under Settlement Procedure "B." The Depositary will notify the CUSIP Service Bureau periodically of the CUSIP numbers that have been assigned to Global Securities. The Fiscal and Paying Agent will notify the Bank at any time when fewer than 100 of the reserved CUSIP numbers remain unassigned to Global Securities, and if it deems necessary, the Bank will reserve additional CUSIP numbers for assignment to Global Securities representing Book-Entry Notes. Upon obtaining such additional CUSIP numbers the Fiscal and Paying Agent shall deliver such additional CUSIP numbers to the Bank and the Depositary.

      REGISTRATION
      Each Global Security will be registered in the name of Cede & Co., as nominee for the Depositary, on the Securities Register maintained under the Fiscal and Paying Agency Agreement governing such Global Security. The beneficial owner of a Book-Entry Note (or one or more indirect participants in the Depositary designated by such owner) will designate one or more participants in the Depositary (with respect to such Note, the "Participants") to act as agent or agents for such owner in connection with the book-entry system maintained by the Depositary, and the Depositary will record in book-entry form, in accordance with instructions provided by such Participants, a credit balance with respect to such Note in the account of such Participants. The ownership interest of such beneficial owner in such Note will be recorded through the records of such Participants or through the separate records of such Participants and one or more indirect participants in the Depositary.

      TRANSFERS
      Transfers of a Book-Entry Note will be accomplished by book entries made by the Depositary and, in turn, by Participants (and in certain cases, one or more indirect participants in the Depositary) acting on behalf of beneficial transferors and transferees of such Note.

      CONSOLIDATION AND EXCHANGE
      The Fiscal and Paying Agent may deliver to the Depositary and the CUSIP Service Bureau at any time a written notice of consolidation specifying (i) the CUSIP numbers of two or more outstanding Global Securities that represent (A) Fixed Rate Book-Entry Notes having the same original issuance date, interest rate and Stated Maturity and with respect to which interest has been paid to the same date or (B) Floating Rate Book-Entry Notes having the same interest rate formula, original issuance date, redemption and repayment provisions, if any, Initial Interest Rate, Interest Payment Dates, Index Maturity, Spread or Spread Multiplier, minimum interest rate (if any), maximum interest rate (if any) and with respect to which interest has been paid to the same date, (ii) a date, occurring at least thirty days after such written notice is delivered and at least thirty days before the next Interest Payment Date for such Book-Entry Notes, on which such Global Securities shall be exchanged for a single replacement Global Security and (iii) a new CUSIP number, obtained from the Bank to be assigned to such replacement Global Security. Upon receipt of such a notice, the Depositary will send to its Participants (including the Fiscal and Paying Agent) a written reorganization notice to the effect that such exchange will occur on such date. Prior to the specified exchange date, the Fiscal and Paying Agent will deliver to the CUSIP Service Bureau a written notice setting forth such exchange date and the new CUSIP number and stating that, as of such exchange date, the CUSIP numbers of the Global Securities to be exchanged will no longer be valid. On the specified exchange date, the Fiscal and Paying Agent will exchange such Global Securities for a single Global Security bearing the new CUSIP number and a new Interest Accrual Date, and the CUSIP numbers of the exchanged Global Securities will, in accordance with CUSIP Service Bureau procedures, be cancelled and not immediately reassigned. Notwithstanding the foregoing, if the Global Securities to be exchanged exceed $200,000,000 in aggregate principal amount, one Global Security will be authenticated and issued to represent each $200,000,000 of principal amount of the exchanged Global Securities and an additional Global Security will be authenticated and issued to represent any remaining principal amount of such Global Securities (see "Denominations" below).

      MATURITIES
      Each Book-Entry Note which is a Senior Bank Note will mature on a date not less than thirty days or more than thirty years after the settlement date for such Note. Each Book-Entry Note which is a Subordinated Bank Note will mature on a date not less than five years nor more than thirty years after the settlement date for such Note. A Floating Rate Book-Entry Note will mature only on an Interest Payment Date for such Note.

      NOTICE OF REDEMPTION AND REPAYMENT DATES
      The Fiscal and Paying Agent will give notice to the Depositary prior to each redemption date or repayment date (as specified in the Note), if any, at the time and in the manner set forth in the letter of redemption. With respect to redemptions, such notice shall specify the amount of the redemption and the date such notice is to be mailed to the beneficial owners or published (the "Publication Date"). Such notice shall be sent to the Depositary by a secure means (e.g., legible telecopy, registered or certified mail, overnight delivery) in a timely manner designed to assure that such notice is in the Depositary's possession no later than two business days before the Publication Date. The Fiscal and Paying Agent shall forward such notice either in a separate secure transmission for each CUSIP number or in a secure transmission for multiple CUSIP numbers (if applicable) which includes a manifest or list of each CUSIP number submitted in that transmission. The Fiscal and Paying Agent shall verify the use of such means and the timeliness of such notice. The Publication Date shall not be less than 30 days nor more than 45 days prior to the redemption date.

      With respect to repayment of Notes at the option of the holder, the Fiscal and Paying Agent shall send notice to the Depositary on the day which is the earlier of 60 days prior to the purchase date or 5 days prior to the commencement of the tender exercise period, and such notice shall specify the CUSIP number of such issue, the start date and end date of the tender exercise period, the repayment price, and the purchase date. The Fiscal and Paying Agent shall send such notice with respect to an issue of Notes with a "one time only" repayment option when such option arises; in the case of an issue of Notes that are repayable on a regular quarterly, semi-annual, annual, or less frequent cycle, the Fiscal and Paying Agent shall send such notice with respect to each repayment option as it arises, or shall send such notice with respect to all repayment options when the first such option arises; and, for an issue of Notes that are repayable on a regular monthly cycle, the Fiscal and Paying Agent shall send such notice with respect to the first repayment option and annually thereafter; provided, however, the Fiscal and Paying Agent shall in all cases promptly send notice of any change in the issue's operational terms affecting the repayment options (e.g. an upcoming mandatory tender), when known. The Fiscal and Paying Agent recognizes that the Depositary will use its Repayment Option Procedures, a copy of which previously has been furnished to the Fiscal and Paying Agent, to process tenders of the Notes. It is understood that under the Repayment Option Procedures the Depositary will receive daily instructions from its Participants to tender Notes for purchase. On the purchase date, if after paying the Depositary for tendered Notes the Fiscal and Paying Agent wishes to retire the tendered Notes, it shall notify the Depositary to reduce the principal amount of the issue of the Notes by the aggregate principal amount of the tendered Notes and shall reduce the principal amount of the Global Security evidencing the tendered Notes accordingly.

      DENOMINATIONS
      Book-Entry Notes will be issued in principal amounts of $250,000 or any amount in excess thereof that is an integral multiple of $1,000. Global
Securities representing one or more Book-Entry Notes will be denominated in principal amounts not in excess of $200,000,000. If one or more Book-Entry Notes having an aggregate principal amount in excess of $200,000,000 would, but for the preceding sentence, be represented by a single Global Security, then one Global Security will be issued to represent each $200,000,000 principal amount of such Book-Entry Note or Notes and an additional Global Security will be issued to represent any remaining principal amount of such Book-Entry Note or Notes. In such a case, each of the Global Securities representing such Book-Entry Note or Notes shall be assigned the same CUSIP number.

      INTEREST
      General. Interest on each Book-Entry Note will accrue from the Interest Accrual Date of the Global Security representing such Note. Each payment of interest on a Book-Entry Note will include interest accrued through the day preceding, as the case may be, the Interest Payment Date or maturity; provided, however, that if the Interest Reset Dates with respect to any such Note are daily or weekly, interest payable on any Interest Payment Date, other than interest payable on any date on which principal for such Note is payable, will include interest accrued from but excluding the second preceding Regular Record Date to and including the next preceding Regular Record Date. Interest payable at the maturity of a Book-Entry Note will be payable to the person to whom the principal of such Note is payable. Standard & Poor's Corporation will use the information received in the pending deposit message described under Settlement Procedure "C" below in order to include the amount of any interest payable and certain other information regarding the related Global Security in the appropriate weekly bond report published by Standard & Poor's Corporation.

      On the first Business Day of January, April, July and October of each year, the Fiscal and Paying Agent will deliver to the Bank and the Depositary a written list of Regular Record Dates and Interest Payment Dates that will occur with respect to Floating Rate Book-Entry Notes during the six-month period beginning on such first Business Day. Promptly after each Interest Determination Date for Floating Rate Notes, the Bank will notify the Fiscal and Paying Agent, and the Fiscal and Paying Agent in turn will notify Standard & Poor's Corporation, of the interest rates determined on such Interest Determination Date. The Bank and the Fiscal and Paying Agent shall take all steps necessary in order for any interest payment date on any issue of the Notes together with the amount of interest payable, as well as changes in the interest rates on Floating Rate Notes as they occur from time to time, to be listed in the appropriate daily bond report published by Standard & Poor's Corporation.

      PAYMENTS OF PRINCIPAL AND INTEREST
      Payments of Interest Only. Promptly after each Regular Record Date, the Fiscal and Paying Agent will deliver to the Bank and the Depositary a written notice specifying by CUSIP number the amount of interest to be paid on each Global Security on the following Interest Payment Date (other than an Interest Payment Date coinciding with maturity or an earlier redemption or repayment date) and the total of such amounts. The Depositary will confirm the amount payable on each Global Security on such Interest Payment Date by reference to the daily bond reports published by Standard & Poor's Corporation. The Bank will pay to the Fiscal and Paying Agent, as paying agent, the total amount of interest due on such Interest Payment Date (other than at maturity or an earlier redemption or repayment date), and the Fiscal and Paying Agent will pay such amount to the Depositary at the times and in the manner set forth below under "Manner of Payment."

      Payments at Maturity or Upon Redemption or Repayment. On or about the first Business Day of each month, the Fiscal and Paying Agent will deliver to the Bank, the Depositary and the Fiscal and Paying Agent a written list of principal and interest to be paid on each Global Security maturing either at maturity or any redemption or repayment date in the following month. The Bank, the Fiscal and Paying Agent and the Depositary will confirm the amounts of such principal and interest payments with respect to each such Global Security on or about the fifth Business Day preceding the maturity or redemption or repayment date of such Global Security. The Bank will pay to the Fiscal and Paying Agent, as the paying agent, the principal amount of such Global Security, together with interest due at such maturity or redemption or repayment date, as the case may be. The Fiscal and Paying Agent will pay such amount to the Depositary at the times and in the manner set forth below under "Manner of Payment."

      Promptly after payment to the Depositary of the principal and interest due at the maturity or redemption or repayment date, as the case may be, of such Global Security, the Fiscal and Paying Agent will cancel such Global Security and deliver it to the Bank with an appropriate debit advice. On the first Business Date of each month, the Fiscal and Paying Agent will prepare a written statement indicating the total principal amount of outstanding Global Securities for which it serves as fiscal and paying agent as of the immediately preceding Business Day.

      Manner of Payment. The total amount of any principal and interest due on Global Securities on any Interest Payment Date or at maturity or upon redemption or repayment shall be paid by the Bank to the Fiscal and Paying Agent in funds available for use by the Fiscal and Paying Agent as of 9:30 A.M. (New York City
time) on such date. The Bank will make such payment on such Global Securities by instructing the Fiscal and Paying Agent to withdraw funds from an account maintained by the Bank at the Fiscal and Paying Agent. The Bank will confirm such instructions in writing to the Fiscal and Paying Agent. For maturity, redemption or any other principal payments: prior to 10 A.M. (New York City time) on such date or as soon as possible thereafter, the Fiscal and Paying Agent will make such payments to the Depositary in same day funds in accordance with the Depositary's Same Day Funds Settlement Paying Agent Operating Procedures. For interest payments: the Fiscal and Paying Agent will make such payments to the Depositary in accordance with existing arrangements between the Depositary and the Fiscal and Paying Agent. The Depositary will allocate such payments to its participants in accordance with its existing operating procedures. Neither the Bank nor the Fiscal and Paying Agent shall have any direct responsibility or liability for the payment by the Depositary to such Participants of the principal of and interest on the Book-Entry Notes.

      Indexed Notes. For all Indexed Notes the Fiscal and Paying Agent shall notify the Depositary of the amount of dollars to be paid per $1,000 principal amount of Notes on any maturity date. Such notice shall be hand delivered to the Depositary's Reorganization Department by the close of business on the second Business Day prior to the maturity date and shall list the CUSIP number(s) assigned to the Note(s), the dollar amount of interest to be paid per $1,000 principal amount of Notes and the maturity date. Such notices shall be given to the Depositary by facsimile and hard copy.

      Withholding Taxes. The amount of any taxes required under applicable law to be withheld from any interest payment on a Book-Entry Note will be determined and withheld by the Participant, indirect participant in the Depositary or other person responsible for forwarding payments and materials directly to the beneficial owner of such Note.

      EXTENSIONS OF MATURITY AND INTEREST RATE RESETS
      Extensions of Maturity. In the event of an extension of maturity of a Note, the Bank shall give notice to the Fiscal and Paying Agent of such extension at least 36 days prior to the original maturity date. The Fiscal and Paying Agent will, at least 35 days prior to the original maturity date, deliver a notice to the Depositary specifying the CUSIP number of the Note, the new maturity date of the Note and if the rate is being changed, the new interest rate for the Note and the day such rate takes effect. The holder of the Note will have the option to elect repayment of such Note on the original maturity date. Therefore, such notice to the Depositary shall also list the start date and end date of the upcoming exercise period, the repayment price and the purchase date (original maturity date). The Fiscal and Paying Agent will notify Standard & Poor's Corporation and Interactive Data Corporation of any maturity extensions. Such notice shall include the CUSIP number of the Note, the revised Stated Maturity, and if the rate is being changed, the new interest rate for the Note and the day such rate takes effect. If the Note is a Floating Rate Note, the Fiscal and Paying Agent will continue to notify Standard & Poor's Corporation and Interactive Data Corporation of the rate change information.

      Interest Rate Reset. In the event the Bank elects to change the rate on a Fixed Rate Note, it shall give notice to the Fiscal and Paying Agent of such change at least 36 days prior to the date the new rate is to take effect. The Fiscal and Paying Agent will, at least 35 days prior to the date the new rate is to take effect, deliver a notice to the Depositary specifying the CUSIP number of the Note, the new interest rate on the Note and the date such rate change takes effect. The Holder will have the option to elect repayment of such Note on the next interest payment date. Therefore, such notice to the Depositary shall also list the start date and the end date of the upcoming exercise period, the repayment price and the purchase date. The Fiscal and Paying Agent will also notify Standard & Poor's Corporation and Interactive Data Corporation of rate changes on Fixed Rate Notes. Such notice shall include the CUSIP number of the Note, the new interest rate on the Note and the date such rate change is to take effect. All resets of rates on Floating Rate Notes will be communicated to Standard & Poor's and Interactive Data Corporation.

      After the end of the repayment exercise periods with respect to the Bank's option to reset interest rate or extend maturities as set forth above, the Bank may elect to increase the interest rates on the Notes and allow holders to withdraw their repayment instructions. In such event, the Fiscal and Paying Agent will, at least 15 days prior to the repayment date, deliver a notice to the Depositary specifying the CUSIP number of the Note, the new interest rate for the Note, the date such rate change takes effect and the final date for the submission of withdrawal of repayment option instructions. The Fiscal and Paying Agent will also notify Standard & Poor's Corporation and Interactive Data Corporation of any such increase in interest rates.

      SETTLEMENT PROCEDURES
      Settlement Procedures with regard to each Book-Entry Note sold by the Bank through the Agent, as agent, shall be as follows:

================================================================================
     The Agent will advise the Bank by telephone, telex or facsimile, of the following settlement information:
==============================================================================

         1.                          Exact name in which the Note is to be
                                     registered ("Registered Owner").
         2. Exact address of the Registered Owner and address for payments of principal and interest, if any.
         3.                          Taxpayer identification number of the
                                     Registered Owner.
         4. Principal amount of the Note (and, if multiple Notes are to be issued, denominations thereof).
         5.                          Settlement date.
         6.                          Stated Maturity and whether the Stated
                                     Maturity can be extended.
         7.                          Issue Price and any OID information.
         8.                          Trade date.
         9. The Depositary Participant account number of the Agent.
         10.                         Interest rate:
               (a)                   Fixed Rate Notes:
                      i)             interest rate
                      ii)            overdue rate, if any
                      iii)           interest payment dates
                      iv) date or dates, if any, on which the interest rate may be reset and the basis or formula, if any, for such resetting



               (b)                   Floating Rate Notes:



                      i)             interest rate basis
                      ii)            initial interest rate
                      iii)           spread or spread multiplier, if any
                      iv)            interest rate reset periods
                      v)             interest payment dates
                      vi)            index maturity
                      vii)           maximum and minimum interest rates, if any
                      viii)          record dates
                      ix)            interest determination dates
                      x)             overdue rate, if any
                      xi) date or dates, if any, on which the spread or spread multiplier may be reset and the basis or formula, if any, for such resetting.



         11. The date on or after which the Notes are redeemable at the option of the Bank, and additional redemption or repurchase provisions, if any.

         12. Wire transfer information.

         13. Agent's commission (to be paid in the form of a discount from the proceeds remitted to the Bank upon settlement).

         14. Whether the Note is a Senior Bank Note or a Subordinated Bank Note.



     B. The Bank will assign a CUSIP number to the Global Security representing such Note and then advise the Fiscal and Paying Agent by telephone
     (confirmed in writing at any time on the same date) or electronic transmission of the information set forth in Settlement Procedure "A" above, such CUSIP number and the name of the Agent.



     C. The Fiscal and Paying Agent will enter a pending deposit message through the Depositary's Participant Terminal System, providing the following settlement information to the Depositary, the Agent and Standard & Poor's
     Corporation:



         1.  The information set forth in Settlement Procedure "A."

         2. Identification as a Fixed Rate Book-Entry Note or a Floating Rate Book-Entry Note.

         3. Initial Interest Payment Date for such Note, number of days by which such date succeeds the related "Depositary Record Date" (which term means the Regular Record Date except in the case of floating rate notes which reset daily or weekly in which case it means the date 5 calendar days immediately preceding the Interest Payment Date) and amount of interest payable on such Interest Payment Date.

         4. Frequency of interest payments (monthly, semiannually, quarterly, etc.).

         5. CUSIP number of the Global Security representing such Note.

         6. Whether such Global Security will represent any other Book-Entry Note (to the extent known at such time).

         7. The number of Participant accounts to be maintained by the Depositary on behalf of the Agent or the Fiscal and Paying Agent.



     D.    The  Fiscal  and  Paying  Agent  will  complete  and   authenticate
     the note certificate evidencing the Global Security representing such Book-Entry Note.



     E. The Depositary will credit such Note to such Fiscal and Paying Agent's participant account at the Depositary.



     F. The Fiscal and Paying Agent will enter an SDFS deliver order through the Depositary's Participant Terminal System instructing the Depositary to (i) debit such Note to such Fiscal and Paying Agent's participant account and credit such Note to the Agent's participant account and (ii) debit the Agent's settlement account and credit such Fiscal and Paying Agent's settlement account for an amount equal to the price of such Note less the Agent's commission.



     G. The Agent will enter an SDFS deliver order through the Depositary's Participant Terminal System instructing the Depositary (i) to debit such Note to the Agent's participant account and credit such Note to the participant accounts of the Participants with respect to such Note and (ii) to debit the settlement accounts of such Participants and credit the settlement account of the Agent for an amount equal to the price of such Note.



     H. Transfers of funds in accordance with SDFS deliver orders described in Settlement Procedures "F" and "G" will be settled in accordance with SDFS operating procedures in effect on the settlement date.



     I. The Fiscal and Paying Agent will credit to an account of the Bank maintained at such Fiscal and Paying Agent funds available for immediate use in the amount transferred to such Fiscal and Paying Agent in accordance with Settlement Procedure "F."



     J. The Agent will deliver to the purchaser a copy of the most recent Offering Circular applicable to the Note with or prior to any written offer of Notes and the confirmation and payment by the purchaser of the Note.

     The Agent will confirm the purchase of such Note to the purchaser either by transmitting to the Participants with respect to such Note a confirmation order or orders through the Depositary's institutional delivery system or by mailing a written confirmation to such purchaser.



                         SETTLEMENT PROCEDURES TIMETABLE
 For orders of Book-Entry Notes solicited by the Agent, as agent, and accepted by the Bank for settlement, Settlement Procedures "A" through "J" set forth above shall be completed as soon as possible but not later than the respective times (New York City time) set forth below:



=======================  ===================================================
SETTLEMENT PROCEDURES
                                               TIME
=======================  ===================================================
=======================  ===================================================
         A-B             11:00 A.M. on the Sale date
=======================  ===================================================
          C              2:00 P.M. on the Sale date
=======================  ===================================================
          D              3:00 P.M. on date before Settlement date
=======================  ===================================================
          E              10:00 A.M. on Settlement date
=======================  ===================================================
         F-G             2:00 P.M. on Settlement date
=======================  ===================================================
          H              4:45 P.M. on Settlement date
=======================  ===================================================
         I-J             5:00 P.M. on Settlement date
=======================  ===================================================



  If a sale is to be settled more than one Business Day after the sale date, Settlement Procedures "A," "B" and "C" shall be completed as soon as practicable but no later than 11:00 A.M. and 2:00 P.M., as the case may be, on the first Business Day after the sale date. If the initial interest rate for a Floating Rate Book-Entry Note has not been determined at the time that Settlement Procedure "A" is completed, Settlement Procedures "B" and "C" shall be completed as soon as such rate has been determined but no later than 11:00 A.M. and 12:00 Noon, respectively, on the second Business Day before the settlement date. Settlement Procedure "I" is subject to extension in accordance with any extension of Fedwire closing deadlines and in the other events specified in the SDFS operating procedures in effect on the settlement date.



  If settlement of a Book-Entry Note is rescheduled or canceled, the Fiscal and Paying Agent will deliver to the Depositary, through the Depositary's Participant Terminal System, a cancellation message to such effect by no later than 2:00 P.M. on the Business Day immediately preceding the scheduled settlement date.

                                    FAILURE TO SETTLE
  If the Fiscal and Paying Agent fails to enter an SDFS deliver order with respect to a Book-Entry Note pursuant to Settlement Procedure "F," the Fiscal and Paying Agent may deliver to the Depositary, through the Depositary's Participant Terminal System, as soon as practicable a withdrawal message instructing the Depositary to debit such Note to the Fiscal and Paying Agent's participant account. The Depositary will process the withdrawal message, provided that the Fiscal and Paying Agent's participant account contains a principal amount of the Global Security representing such Note that is at least equal to the principal amount to be debited. If a withdrawal message is processed with respect to all the Book-Entry Notes represented by a Global Security, the Fiscal and Paying Agent will mark such Global Security "canceled," make appropriate entries in the Fiscal and Paying Agent's records and send such canceled Global Security to the Bank. The CUSIP number assigned to such Global Security shall, in accordance with CUSIP Service Bureau procedures, be canceled and not immediately reassigned. If a withdrawal message is processed with respect to one or more, but not all, of the Book-Entry Notes represented by a Global Security, the Fiscal and Paying Agent will exchange such Global Security for two Global Securities, one of which shall represent such Book-Entry Note or Notes and shall be canceled immediately after issuance and the other of which shall represent the other Book-Entry Notes previously represented by the surrendered Global Security and shall bear the CUSIP number of the surrendered Global Security.



 If the purchase price for any Book-Entry Note is not timely paid to the Participants with respect to such Note by the beneficial purchaser thereof (or a person, including an indirect participant in the Depositary, acting on behalf of such purchaser), such Participants and, in turn, the Agent may enter SDFS deliver orders through the Depositary's Participant Terminal System reversing the orders entered pursuant to Settlement Procedures "F" and "G," respectively. Thereafter, the Fiscal and Paying Agent will deliver the withdrawal message and take the related actions described in the preceding paragraph.



 Notwithstanding the foregoing, upon any failure to settle with respect to a Book-Entry Note, the Depositary may take any actions in accordance with its SDFS operating procedures then in effect. In the event of a failure to settle with respect to one or more, but not all, of the Book-Entry Notes to have been represented by a Global Security, the Fiscal and Paying Agent will provide, in accordance with Settlement Procedure "D," for the authentication and issuance of a Global Security representing the other Book-Entry Notes to have been represented by such Global Security and will make appropriate entries in its records.

                    SPECIAL PROCEDURES FOR CERTIFICATED NOTES

                                    DENOMINATIONS
 Certificated Notes will be issued and payable in U.S. dollars in the denomination of $250,000 and any larger denomination which is an integral multiple of $1,000.



                                    MATURITY
 Upon presentation of each Note at maturity the Fiscal and Paying Agent will pay the principal amount thereof, together with accrued interest through the date of redemption. Such payment shall be made in immediately available funds in U.S. dollars, provided that the Note is presented to the Fiscal and Paying Agent in time for the Fiscal and Paying Agent to make payments in such funds in accordance with its normal procedures. The Bank will provide the Fiscal and Paying Agent with funds available for immediate use for such purpose. Notes presented at maturity will be cancelled by the Fiscal and Paying Agent as provided in the Fiscal and Paying Agency Agreement.



                                    SETTLEMENT PROCEDURES
 In the event of a purchase of Certificated Notes by the Agent, as principal, appropriate Settlement details will be set forth in the applicable Purchase Agreement to be entered into between the Agent and the Bank pursuant to the Distribution Agreement.



      Settlement procedures with regard to each Certificated Note sold through the Agent shall be as follows:

===============================================================================

================================================================================







           The Agent will advise the Bank by telephone, telex or facsimile, of the following Settlement information:



                A.     Registered Owner.

                B. Exact address of the Registered Owner and address for payment of principal and interest, if any.

                C.     Taxpayer identification number of the Registered Owner.

                D. Principal amount of the Note (and, if multiple Notes are to be issued, denominations thereof).

                E.     Settlement date.

                F. Stated Maturity and whether the Stated Maturity can be extended.

                G.     Issue Price and any OID information.

                H.     Trade Date/Original Issue Date.

                I.     Interest rate:



                      1. Fixed Rate Certificated Notes:



                      a.    interest rate
                      b. overdue rate, if any
                      c. interest payment dates
                      d. date or dates, if any, on which the interest rate may be reset and the basis or formula, if any, for such resetting



                      2. Floating Rate Certificated Notes:



                      a.    interest rate basis
                      b. initial interest rate
                      c. spread or spread multiplier, if any
                      d. interest rate reset periods
                      e. interest payment dates
                      f. index maturity
                      g. maximum and minimum interest rates, if any
                      h. record dates
                      i. interest determination dates
                      j. overdue rate, if any
                      k. date or dates, if any, on which the spread or spread multiplier may be reset and the basis or formula for such resetting



           J. The date on or after which the Certificated Notes are redeemable at the option of the Bank, and additional redemption or repurchase provisions, if any.

           K.    Wire transfer information.

           L. Agent's commission (to be paid in the form of a discount from the proceeds remitted to the Bank upon Settlement).

           M.    That the Note will be a Certificated Note.

           N.    Whether the Note is a Senior Bank Note or a Subordinated
           Bank Note.



           II. The Bank, will confirm the above Settlement information to the Fiscal and Paying Agent by telephone, telex or facsimile, and the Fiscal and Paying Agent will assign a Note number to the transaction. If the Bank rejects an offer, the Bank will promptly notify the Agent and the Fiscal and Paying Agent by telephone.



           III. The Fiscal and Paying Agent will complete the first page of the preprinted 4-ply Note packet the form of which was previously approved by the Bank, the Agent and the Fiscal and Paying Agent.



           IV. The Fiscal and Paying Agent will deliver the Certificated Note (with the attached white confirmation) and the yellow and blue stubs to the Agent. The Agent will acknowledge receipt of the Certificated Note by completing the yellow stub and returning it to the Fiscal and Paying Agent.



           V. The Agent will cause to be wire transferred to a bank account designated by the Bank immediately available funds in U.S. dollars in the amount of the principal amount of the Certificated Note, less the applicable commission or discount, if any.



           VI. The Agent will deliver the Certificated Note (with the attached white confirmation) to the purchaser against payment in immediately available funds in the amount of the principal amount of the Certificated Note. The Agent will deliver to the purchaser a copy of the most recent Offering Circular applicable to the Certificated Note with or prior to any written offer of Certificated Notes, delivery of the Certificated Note and the confirmation and payment by the purchaser for the Certificated Note.



           VII. The Agent will obtain the acknowledgment of receipt for the Certificated Note and Offering Circular by the purchaser through the purchaser's completion of the blue stub.



           VIII. The Fiscal and Paying Agent will mail the pink stub to the Bank.

      SETTLEMENT PROCEDURES TIMETABLE
      For  offers  to  purchase   certificated  Notes,  accepted  by  the  Bank,
Settlement procedures "A" through "H" set forth above shall be completed on or before the respective times set forth below:



=======================  ===================================================
      SETTLEMENT
      PROCEDURE                           TIME (NEW YORK)
=======================  ===================================================
=======================  ===================================================
          A              5 P.M. on date of order
=======================  ===================================================
          B              3 P.M. on the Business Day prior to Settlement
                         Date
=======================  ===================================================
         C-D             12 Noon on the Settlement Date
=======================  ===================================================
          E              2:15 P.M. on the Settlement Date
=======================  ===================================================
         F-G             3 P.M. on the Settlement Date
=======================  ===================================================
          H              5 P.M. on Business Day after the Settlement Date
=======================  ===================================================


      FAILURE TO SETTLE
      In the event that a purchaser of a Certificated Note shall either fail to accept delivery of or make payment for such Certificated Note on the date fixed by the Bank, the Agent will immediately notify the Fiscal and Paying Agent and the Bank by telephone, confirmed in writing, of such failure and return the Certificated Note to the Fiscal and Paying Agent. Upon the Fiscal and Paying Agent's receipt of the Certificated Note from the Agent, the Bank will promptly return to the Agent an amount of immediately available funds in U.S. dollars equal to any amount previously transferred to the Bank in respect of the Certificated Note pursuant to advances made by the Agent. Such returns will be made on the Settlement date, if possible, and in any event not later than 12 noon (New York City time) on the Business Day following the Settlement date. The Bank will reimburse the Agent on an equitable basis for its loss of the use of the funds during the period when the funds were credited to the account of the Bank. Upon receipt of the Certificated Note in respect of which the default occurred, the Fiscal and Paying Agent will mark the Certificated Note "cancelled," make appropriate entries in its records and deliver the Certificated Note to the Bank with an appropriate debit advice. The Agent will not be entitled to any commission with respect to any Certificated Note which the purchaser does not accept or make payment for.

[TYPE]EX-10
 Exhibit 10(b).

                       FISCAL AND PAYING AGENCY AGREEMENT

                                     Between

                   TRANS FINANCIAL BANK, NATIONAL ASSOCIATION

                                       and

                           FIRST FIDELITY BANK, N.A.,

                           as Fiscal and Paying Agent

                         Dated as of September 28, 1995

                  This Fiscal and Paying Agency Agreement dated as of September 28, 1995 between Trans Financial Bank, National Association (the "Bank") and First Fidelity Bank, N.A., as fiscal and paying agent (in such capacity, the "Fiscal and Paying Agent"). Capitalized terms not otherwise defined below have the meaning set forth in the Bank Notes.

 .
                  WHEREAS the Bank proposes to issue and sell from time to time its bank notes (the "Bank Notes") in an aggregate principal amount of up to $250,000,000;

                  WHEREAS the Bank Notes may be issued by the Bank as "Senior Bank Notes", which will rank equally with all other unsecured and unsubordinated indebtedness of the Bank (other than deposits, to the extent provided by federal law and any applicable state law), or as "Subordinated Bank Notes", which will be subordinated to all present and future claims of depositors and general creditors of the Bank;

                  WHEREAS the Bank Notes will be offered for sale by the Bank through Donaldson, Lufkin & Jenrette Securities Corporation, as agent for the Bank (the "Agent"), and may also be sold by the Bank to the Agent as principal for resale to investors or by the Bank directly to investors;

                  WHEREAS the Bank desires to appoint the Fiscal and Paying Agent as fiscal and paying agent of the Bank with respect to the preparation, authentication, delivery, registration and payment of the Bank Notes;

                  NOW, THEREFORE, the parties hereto hereby agree as follows:


                                        APPOINTMENT
Appointment of Fiscal and Paying Agent. The Fiscal and Paying Agent is hereby appointed as fiscal and paying agent for the Bank Notes on the terms and conditions specified in this Agreement, and the Fiscal and Paying Agent hereby accepts such appointment.


                               THE BANK NOTES

Form of Bank Notes. All Fixed Rate Notes issued by the Bank having the same Original Issue Date, Interest Rate, Interest Payment Dates, Initial Redemption Date (if any), Redemption Terms, and Stated Maturity will be represented by a single note certificate and all Floating Rate Notes issued by the Bank having the same Original Issue Date, Initial Interest Rate, Interest Rate Basis, Index Maturity, Spread (if any), Spread Multiplier (if any), Minimum Interest Rate (if any), Maximum Interest Rate (if any), Interest Reset Dates, Interest Rate Reset Period, Initial Redemption Date (if any), Redemption Terms (if any), Interest Payment Dates, Interest Payment Period and Stated Maturity and which are Senior Bank Notes or Subordinated Bank Notes, as the case may be, will be represented by a single note certificate, each such note certificate hereinafter called a "Global Bank Note." All Global Bank Notes shall be registered in the name of The Depository Trust Company ("DTC") or a nominee of DTC, as depositary (the "Depositary"). All Global Bank Notes representing Fixed Rate Notes shall be in the form attached hereto as Exhibit A-1 (for Global Bank Notes with maturities from 30 days to 1 year ("Short-Term Notes")) or A-2 (for Global Bank Notes with maturities from 1 year to 30 years ("Medium-Term Notes")), and all Global Bank Notes representing Floating Rate Notes shall be in the form attached hereto as Exhibit B-1 (for Short-Term Notes) or B-2 (for Medium-Term Notes). Beneficial interests in Global Bank Notes will be shown on, and transfers thereof will be effected only through, records maintained by DTC and its participants.

Certificates of Authorized Representatives of the Bank. From time to time, the Bank shall furnish the Fiscal and Paying Agent with a certificate of the Bank in the form attached hereto as Exhibit C certifying the incumbency and specimen signatures of representatives of the Bank authorized to instruct the Fiscal and Paying Agent regarding the completion and delivery of the Bank's Bank Notes (each an "Authorized Representative"). Until five Business Days after the Fiscal and Paying Agent receives a subsequent incumbency certificate of the Bank, the Fiscal and Paying Agent shall be entitled to rely on the last such certificate delivered to it for purposes of determining the Authorized Representatives. The Fiscal and Paying Agent shall have no responsibility to the Bank to determine whether a signature of an Authorized Representative is genuine or if such signature resembles the specimen signature of such Authorized Representative on such certificate.

Completion, Authentication and Delivery., Authentication and Delivery

  All Global Bank Notes shall be issued and delivered in accordance with this Agreement, the Global Bank Notes, the Letters of Representations from the Bank and the Fiscal and Paying Agent to DTC and the Medium Term Note Certificate Agreement between the Fiscal and Paying Agent and DTC dated as of December 27, 1989 (the "Additional Agreements"), and to the extent not inconsistent therewith or herewith, the administrative procedures attached hereto as Exhibit D. However, in the event of a conflict, the terms of the Global Bank Notes shall govern. All instructions regarding the completion and delivery of Global Bank Notes shall be given by an Authorized Representative by telex, telecopy, electronic means or other means acceptable to the Fiscal and Paying Agent. Upon receipt of instructions as described in the preceding sentence, the Fiscal and Paying Agent shall:

                              complete a Global Bank Note or Notes representing
                  one or more Bank Notes in
                  accordance with such instructions;

                              manually  countersign and authenticate such Global
                  Bank Note or Notes by any one of the officers or employees of the Fiscal and Paying Agent duly authorized and designated by it for such purpose; and

                  deliver such Global Bank Note to DTC or pursuant to DTC's instructions.

  If any Global Bank Note has been countersigned by one of the Fiscal and Paying Agent's officers who was duly authorized for such purpose but who is not so designated at the time said Global Bank Note is to be paid, the Fiscal and Paying Agent is authorized and will pay the Global Bank Note notwithstanding that the authority of said officer has been terminated between the time of execution and the time of payment.

   In the event a discrepancy exists between the instructions as originally received by the Fiscal and Paying Agent and any subsequent written confirmation thereof, such original instructions will be deemed controlling, provided that the Fiscal and Paying Agent gives notice to the Bank of such discrepancy promptly upon the receipt of such written confirmation.

 Should the Fiscal and Paying Agent at any time request or receive an opinion of itscounsel (which includes in-house counsel) concerning its duties hereunder, it shall be free to act upon the advice contained in such opinion and shall be relieved of any liability under this Agreement in so acting.

  All instructions must be received by the Fiscal and Paying Agent by 11 a.m., New York time, on the second Business Day preceding the Original Issue Date. For purposes hereof, the term "Business Day" shall mean any day that is not a Saturday or Sunday and that, in the City of New York and the City of Bowling Green, Kentucky is not a day on which banking institutions or trust companies are generally authorized or obligated by law or executive order to close.

  The Fiscal and Paying Agent shall incur no liability to the Bank in acting hereunder upon instructions contemplated hereby which the recipient thereof believed in good faith to have been given by an Authorized Representative.

  Each instruction given to the Fiscal and Paying Agent in accordance with this
Section 2.3 shall constitute a representation and warranty to the Fiscal and Paying Agent by the Bank that the issuance and delivery of the Bank Note or Bank Notes to which the instruction relates have been duly and validly authorized by the Bank that such Bank Note or Bank Notes when completed, countersigned, authenticated and delivered pursuant hereto, will constitute valid and legally binding obligations of the Bank, and that the Fiscal and Paying Agent's appointment to act for the Bank hereunder has been duly authorized by all necessary corporate action of the Bank.

Denominations. Except as provided in Section 2.5(b), the Bank Notes shall be issuable only in book-entry form, without coupons. Bank Notes will be issuable in denominations of $250,000 and integral multiples of $1,000 in excess thereof.

Proceeds of Sale of the Bank Notes; Resignation by DTC.ank Notes; Resignation by DTC

Funds received in payment for Bank Notes shall be credited to an account of the Bank, as instructed by the Bank.

If at any time (i) DTC notifies the Bank that it is unwilling or unable t continue as Depositary for the Bank Notes or if DTC ceases to be a clearing agency registered under the Securities Exchange Act of 1934, as amended, and a successor depositary is not appointed by the Bank within ninety days after the effective date of DTC's ceasing to act as depositary for the Bank's Bank Notes, (ii) the Bank, at its option, notifies the Fiscal and Paying Agent in writing that it elects to cause the issuance of Bank Notes in definitive form or (iii) any event shall have happened and be continuing which, after notice or lapse of time, or both, would constitute an event of default with respect to the Bank Notes, the Fiscal and Paying Agent will, upon the execution of the then standard form of the Fiscal and Paying Agent's agreement for certificated securities and upon receipt of instructions in writing from the Bank, authenticate and deliver Bank Notes of like tenor and terms in definitive form in an aggregate principal amount equal to the principal amount of the Global Bank Notes then outstanding in exchange for such Global Bank Notes. Any such certificated Bank Notes will be issued in fully registered form to the persons designated by DTC as the beneficial owners thereof, without coupons, in denominations of $250,000 or any amount in excess thereof which is an integral multiple of $1,000.

Registration, Registration of Transfer and Exchange. The Fiscal and Paying Agent shall, so long as any of the Bank Notes remain outstanding, maintain all records as may be customary, including all forms of transfer for the Global Bank Notes and shall:

   Keep at its corporate trust office in Philadelphia, Pennsylvania (the "Debt Securities Administration Office"), registers (the "Bank Note Registers") in such form as the Fiscal and Paying Agent may determine, in which, subject to such reasonable regulations as it may prescribe, it shall provide for the registration of each Bank's Bank Notes and of transfers thereof;

   Maintain records showing for each outstanding Bank Note the principal amount, maturity date, interest rate or interest rate basis and other terms thereof; the date of original issue and all subsequent transfers and consolidations or
exchanges;   provided   that  the  Fiscal  and  Paying   Agent   shall  have  no
responsibility or liability for any aspect of the records relating to or payments made on account of beneficial ownership interests in a Global Bank Note or for maintaining, supervising or reviewing any records relating to such beneficial ownership interests, and it shall be fully protected in acting or refraining from acting on any such information provided by DTC.

  Require that all Bank Notes presented for transfer shall be duly endorsed or be accompanied by a written instrument of transfer.

  Require that each Bank Note shall bear an Original
Issue Date which shall remainthe same for all Bank Notes subsequently issued upon transfer, exchange or substitution of such original
Bank Note regardless of the date of issuance of any such subsequently issued Bank Note; provided that the Interest Accrual Date for a Bank Note issued subsequently upon exchange of a Bank Note or in lieu of a destroyed, lost or stolen Bank Note shall be the most recent Interest Payment Date to which interest has been paid or duly provided for on the predecessor Bank Note. The Fiscal and Paying Agent shall not be required to register the transfer of or exchange any Bank Note during the period of 15 days preceding any Interest Payment Date, date of redemption, date of repayment or Stated Maturity. In addition, the Fiscal and Paying Agent shall not be required (i) to register the transfer of or to exchange any Bank Notes for a period of 15 days immediately preceding any date fixed for selection of Bank Notes to be redeemed and (ii) to register the transfer of or to exchange any Bank Notes selected for redemption, except the unredeemed portion of any Bank Note redeemed in part.

Persons Deemed Owners. Prior to due presentment of a Bank Note for registration or transfer, the Bank, the Fiscal and Paying Agent and any other agent of the Bank or the Fiscal and Paying Agent may treat the person in whose name such Bank
Note is registered as the owner of the Bank Note for the purpose of receiving payments of principal and interest, if any, and for all other purposes whatsoever, whether or not such Bank Note be overdue, and none of the Bank or the Fiscal and Paying Agent or any agents thereof shall be affected by notice to the contrary.

Cancellation of Unissued Bank Notes. Promptly upon the written request of the Bank, the Fiscal and Paying Agent shall cancel and return to the Bank all unissued Bank Notes so requested in its possession.

Mutilated, Lost, Stolen or Destroyed Bank Notes. The Fiscal and Paying Agent shall obtain the replacement of mutilated, lost, stolen or destroyed Bank Notes in accordance with the custom and usage of the financial industry.

                        THE FISCAL AND PAYING AGENTF THE

Payment of Bank Notes. Payment of principal, premium (if any) and interest on the Bank Notes shall be made by the Fiscal and Paying Agent to the registered holder of the Bank Notes in the manner and on the dates specified in the Bank Notes from immediately available funds deposited by the Bank with the Fiscal and Paying Agent for such payments as provided in Section 3.3. The Fiscal and Paying Agent shall have no obligation to use its own funds for any such payment or for any other purpose pursuant to this Agreement.

Information Regarding Amounts Payable. The Fiscal and Paying Agent shall, as soon as practicable after each Record Date for the payment of interest (other than interest payable at maturity) on any Bank Note, but not later than five days preceding the related Interest Payment Date, notify the Bank of the interest to be paid on such Bank Note on the related Interest Payment Date. In addition, the Fiscal and Paying Agent shall (i) on or about the first Business Day of each month furnish to the Bank a list showing for each Bank Note issued by the Bank which matures in the next succeeding month the principal and interest payable at maturity of such Bank Note (other than the interest on any Floating Rate Note with an interest rate which resets after such date of delivery) and (ii) notify the Bank of the interest payable at maturity of any such Floating Rate Note as soon as practicable after the final Interest Determination Date (as defined in such Bank Note) for such Floating Rate Note.

Deposit of Funds. The Bank shall deposit or cause to be deposited by 9:30 a.m., New York time, with the Fiscal and Paying Agent (i) on each Interest Payment Date of a Bank Note an amount in immediately available funds sufficient to pay the interest due on such date and (ii) on the Maturity Date or Redemption Date (if any) of each such Bank Note (as such terms are defined in such Bank Note) an amount in immediately available funds sufficient to pay the principal of such Bank Note, the premium due thereon (if any) and the interest accrued thereon to such Maturity Date or Redemption Date (if any). The Bank will make such payment on such Bank Notes by instructing the Fiscal and Paying Agent to withdraw funds from an account maintained by the Bank at the Fiscal and Paying Agent.

Money for Bank Note Payments to Be Held in Trust. Payments to Be Held in Trust

   Subject to the provisions of subsection (b) of this Section 3.4, all money deposited with the Fiscal and Paying Agent pursuant to Section 3.3 shall be held by it in trust for the benefit of the person or persons entitled thereto until such money is paid to such person or persons in accordance with the provisions of the Bank Notes and this Agreement or otherwise disposed of as provided herein but such money need not be segregated from other funds except to the extent required by law.

   Any money deposited with the Fiscal and Paying Agent for the payment of the principal of, premium (if any) or interest on any Bank Note that remains unclaimed for two years after such principal, premium (if any) or interest has become due and payable shall be paid to the Bank and the Holder shall thereafter, as an unsecured general creditor, look only to the Bank for payment thereof, and all liability of the Fiscal and Paying Agent with respect to such money shall thereupon cease. The provisions of this Section 3.4(b) shall be set forth on the Bank Notes.

Additional Responsibilities. If the Bank shall ask the Fiscal and Paying Agent to perform any duties not specifically set forth in this Agreement or in the Additional Agreements as duties of the Fiscal and Paying Agent (the "Additional Responsibilities") and the Fiscal and Paying Agent chooses to perform such Additional Responsibilities, the Fiscal and Paying Agent shall be held to the same standard of care and shall be entitled to all the protective provisions (including, but not limited to, indemnification) set forth herein.

Miscellaneous. Notwithstanding anything to the contrary herein or in the Additional Agreements,

in paying Bank Notes hereunder, the Fiscal and Paying Agent shall be acting as a conduit and shall not be paying Bank Notes for its own account, and in the absence of written notice from the Bank, the Fiscal and Paying Agent shall be entitled to assume that any such Bank Note presented to it, or deemed presented to it, for payment, is entitled to be so paid;

the Fiscal and Paying Agent may become a purchaser, holder, transferor or may otherwise own, hold or transfer any beneficial interest in any Bank Notes and may commence or join in any action which a beneficial owner of a Bank Note is entitled to take without any conflict with its responsibilities pursuant to this Agreement;

the Fiscal and Paying Agent shall not be required to invest any moneys delivered to it pursuant to this Agreement;

 the Fiscal and Paying Agent shall have no liability for interest on any moneys received or held by it hereunder;

 the Fiscal and Paying Agent shall not be responsible for the correctness of any recital herein or in the Bank Notes or in any offering materials and makes no representations as to the validity of the Bank Notes and shall incur no responsibility in respect thereto;

the Fiscal and Paying Agent shall be protected in acting upon any notice, order, requisition, request, consent, certificate, order, opinion (including an opinion of counsel), affidavit, letter, telegram or other paper or document in good faith deemed by it to be genuine and correct and to have been signed or sent by the proper person or persons; and

any action taken by the Fiscal and Paying Agent pursuant to this Agreement or the Additional Agreements upon the request or authority or consent of any person who at the time of making such request or giving such authority or consent is the holder of any Bank Note shall be conclusive and binding upon all future holders of the same Bank Note and all Bank Notes issued in exchange therefor or in place thereof.


                             CALCULATION OF INTEREST

Calculation of Floating Interest. The Fiscal and Paying Agent is hereby designated as calculation agent (in such capacity, the "Calculation Agent") for the purpose of calculating the Commercial Paper Rate, the Fed Funds Rate, the Prime Rate, LIBOR, the Treasury Rate, the J.J. Kenny Rate, the 11th District Cost of Funds Rate and the CMT Rate all in accordance with the terms of the Floating Rate Notes. Such duties shall be "Additional Responsibilities" as defined in Section 3.5 hereof.

Notice of Floating Rate Calculations. As promptly as practicable after each Interest Determination Date for a Floating Rate Note, the Calculation Agent will notify the Bank of the interest rate which will become effective on the next Interest Reset Date. Upon the request of the Holder of a Floating Rate Note, the Calculation Agent will provide to such Holder the interest rate then in effect and, if determined, the interest rate which will become effective on the next Interest Reset Date with respect to such Floating Rate Note.


                         LIABILITY AND INDEMNIFICATION


Liability. The Fiscal and Paying Agent's duties are ministerial in nature and the Fiscal and Paying Agent shall not have any liability hereunder or under the Additional Agreements except in the case of its negligence or willful misconduct. IN NO EVENT SHALL THE FISCAL AND PAYING AGENT BE LIABLE FOR ANY SPECIAL, INDIRECT, INCIDENTAL, PUNITIVE OR CONSEQUENTIAL DAMAGES, EVEN IF THE FISCAL AND PAYING AGENT HAS BEEN ADVISED OF THE POSSIBILITY OF SUCH DAMAGES. THIS LIMITATION OF LIABILITY WILL APPLY REGARDLESS OF THE FORM OF ACTION, INCLUDING WITHOUT LIMITATION, BREACH OF THIS CONTRACT OR TORT (INCLUDING NEGLIGENCE). The duties and obligations of the Fiscal and Paying Agent shall be determined by the express provisions of this Agreement and it shall not be liable except for the performance of such duties and obligations as are specifically set forth herein and no implied covenants shall be read into this Agreement against it. The Fiscal and Paying Agent shall have no responsibility in the case of any default by the Bank in the performance of the covenants contained in the Bank Notes. The Fiscal and Paying Agent may refuse to perform any duty or exercise any right or power hereunder unless it receives indemnity satisfactory to it against any related loss, liability or expense. The Fiscal and Paying Agent shall not be required to ascertain whether any issuance or sale of Bank Notes (or any amendment or termination of this Agreement) has been duly authorized or is in compliance with any other agreement to which the Bank is a party (whether or not the Fiscal and Paying Agent is also a party to such other agreements). Notwithstanding anything to the contrary herein, the Fiscal and Paying Agent shall not be responsible for any misconduct or negligence on the part of any agent, correspondent, attorney or receiver appointed with due care by it hereunder. The Fiscal and Paying Agent shall have no liability whatsoever to any person or entity if any agent fails to pay the Bank for any Bank Note in whole or in part.

Indemnification. The Bank agrees to indemnify and hold harmless the Fiscal and Paying Agent, its officers, directors, employees and agents from and against all losses, liabilities, obligations, claims, damages, costs and expenses of any kind or nature whatsoever (including, without limitation, reasonable legal fees and expenses) relating to or arising out of its performance of the Fiscal and Paying Agent's duties under this Agreement, except to the extent they are caused by the negligence or willful misconduct of the Fiscal and Paying Agent. In the event of the resignation or removal of the Fiscal and Paying Agent, any successor to the performance of the obligations of the Fiscal and Paying Agent as specified in this Agreement shall be entitled to rely upon this indemnity and neither said successor nor the Bank or DTC shall be entitled to a separate indemnity from the Fiscal and Paying Agent. These indemnification obligations shall survive the termination of this Agreement and shall survive the resignation or removal of the Fiscal and Paying Agent while remaining applicable to any action taken or omitted by the Fiscal and Paying Agent while acting pursuant to this Agreement and/or the Additional Agreements.


                      RESIGNATION OR REMOVAL OF FISCAL AND
                                  PAYING AGENT

Resignation or Removal. The Fiscal and Paying Agent may at any time resign from its duties hereunder by giving written notice of resignation to the Bank specifying the date on which such resignation shall become effective; provided, however, that such date shall not be less than ten Business Days after such notice is given to the Bank. The Bank may at any time terminate this Agreement by giving written notice of such termination to the Fiscal and Paying Agent specifying the date on which such termination shall be effective; provided, however, that such date shall be not less than ten Business Days after such notice is given to the Fiscal and Paying Agent. Any termination or resignation hereunder shall not affect the Fiscal and Paying Agent's right to the payment of fees earned or charges incurred through the effective date of such termination or resignation, as the case may be.

Successor Fiscal and Paying Agent. Upon the effective date of such resignation or termination, the Fiscal and Paying Agent shall deliver any money then held by it pursuant to Section 3.4(a) to the successor appointed by the Bank to serve as Fiscal and Paying Agent for the Bank Notes and all liability of the predecessor Fiscal and Paying Agent with respect to such money shall thereupon cease. The Fiscal and Paying Agent shall also provide such successor with a copy of its records relating to the Bank Notes as such successor shall reasonably request. However, the Fiscal and Paying Agent shall not be required to deliver such materials to any location outside the United States of America and may retain copies of any records turned over for archival purposes. If such successor has not been appointed by the effective date of such resignation or termination, the Fiscal and Paying Agent shall pay such money and deliver such records to the Bank with the same effect as though such payment were made pursuant to Section 3.4(b). The delivery, transfer and assignment of such moneys and records by the Fiscal and Paying Agent to its successor or the Bank, as the case may be, shall be sufficient, without the requirement of any additional act or the requirement of any indemnity to be given by the Fiscal and Paying Agent, to relieve the Fiscal and Paying Agent of all further responsibility for the exercise of the rights or the performance of the obligations vested in the Fiscal and Paying Agent pursuant to this Agreement.

Successor by Merger, etc. Any corporation or association into which the Fiscal and Paying Agent may be converted or merged, or with which it may be consolidated, or to which it may sell or transfer its debt securities administration business as a whole, or any corporation or association resulting from any such conversion, sale, merger, consolidation or transfer to which it is a party, shall be and become successor Fiscal and Paying Agent hereunder and shall be invested with all of the rights, powers, trusts, duties and obligations of the Fiscal and Paying Agent hereunder, without the execution or filing of any instrument or any further act. The Fiscal and Paying Agent shall provide notice to the Bank of any such conversion, merger, consolidation, sale or transfer as soon as practicable after the Fiscal and Paying Agent obtains knowledge that such event will occur or has occurred.


                                  MISCELLANEOUS

Compensation of the Fiscal and Paying Agent. The Bank agrees to pay the Fiscal and Paying Agent compensation for all services rendered by the Fiscal and Paying Agent hereunder to the Bank in such amounts and payable at such times as the Bank and the Fiscal and Paying Agent may agree to and to promptly reimburse the Fiscal and Paying Agent for all reasonable out-of-pocket expenses (including counsel fees), disbursements and advances incurred or made by the Fiscal and Paying Agent in the performance of its duties hereunder and under the Additional Agreements. The obligation of the Bank pursuant to this Section 7.1 shall survive the termination of this Agreement, including any termination pursuant to any federal or state bankruptcy law, to the extent enforceable under applicable law.

Reliance on Opinions of Counsel. The Fiscal and Paying Agent shall have no liability to the Bank in respect of an action taken or omitted by the Fiscal and Paying Agent in good faith in reliance on an opinion of its counsel, including in-house counsel.

Notes Held by Fiscal and Paying Agent. The Fiscal and Paying Agent, in its individual or other capacity, may become the owner or pledgee of Bank Notes with the same rights it would have if it were not acting as fiscal and paying agent hereunder.

Notices. Notices and other communications hereunder shall (except to the extent otherwise expressly provided) be in writing or given via electronic media and shall be addressed as follows, or to such other addresses as the parties hereto shall specify from time to time.

If to the Bank:            500 East Main Street
                           Bowling Green, Kentucky  42101

                           Attention:      Dean P. Jordan

                           Telephone:      (502)793-7712
                           Telecopy:       (502)793-7754


If to the Fiscal
         and Paying Agent: First Fidelity Bank, N.A.
                           123 South Street
                           Corporate Trust Administration
                           Philadelphia, Pennsylvania  19109


                           Attention:    John Clapham

                           Telephone:    (215)985-7202
                           Telecopy:     (215)985-7290

All notices shall be deemed given when received.

                    Provision of Amendments to Documentation. The Bank agrees to provide the Fiscal and Paying Agent with any amendments to the Offering Circular or Administrative Procedures.

Parties. Except for rights arising under Section 3.4(a), this Agreement is solely for the benefit of the parties hereto and their successors and assigns and nothing herein, express or implied, shall give to any other person including, without limitation, any direct or beneficial owner of Bank Notes, any benefits or any legal or equitable right, remedy or claim under this Agreement.

Governing Law. THIS AGREEMENT AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES HERETO SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK WITHOUT GIVING EFFECT TO ITS CONFLICT OF LAW PRINCIPLES.

Separability. In case any provision in this Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

Effect of Headings. The table of contents and the article and section headings herein are for convenience of reference only and shall not affect the construction hereof.

Defined Terms. Terms defined in the administrative procedures attached hereto as Exhibit D and used herein are as therein defined unless otherwise defined herein.

Amendments, Modifications. No amendment or modification of any provision of this Agreement or any Additional Agreement shall be effective unless the same shall be in writing and signed by all the parties hereto or thereto as applicable. Any such amendment or modification shall be effective only in the specific instance and for the purpose for which given.

Laws of Other Jurisdictions. The Fiscal and Paying Agent shall be under no obligation to keep itself apprised of or comply with any laws other than the laws of the State of New York and the federal laws of the United States. To the extent that the Bank requires that the laws of any other jurisdiction be complied with, the Fiscal and Paying Agent shall rely on, and in so relying shall be held harmless by, the Bank as to the requirements of such laws and shall not be required to make any independent investigation of such laws or their requirements.

Actions Due on Saturdays, Sundays and Holidays. If any date on which a payment, notice or other action required by this Agreement or any Additional Agreement falls on other than a Business Day, then that action or payment need not be taken or made on such date, but may be taken or made on the next succeeding Business Day on which the Fiscal and Paying Agent is open for business with the same force and effect as if made on such date.

Agreement to Pay Attorneys' Fees and Other Expenses. In the event the Bank shall default under any of the provisions of this Agreement and/or any Additional Agreement affecting the rights or duties of the Fiscal and Paying Agent and the Fiscal and Paying Agent shall employ attorneys or incur other expenses for the enforcement of performance or observance of any such obligation or agreement, the Bank agrees that it will on demand therefor pay to the Fiscal and Paying Agent the reasonable fees of such attorneys and such other expenses incurred by the Fiscal and Paying Agent.

Survival. The Fiscal and Paying Agent's rights to compensation, reimbursement and indemnification shall survive the termination of this Agreement and any Additional Agreements.

Force Majeure. The Fiscal and Paying Agent shall not be liable for any failure or delays arising out of conditions beyond its reasonable control including, but not limited to, work stoppages, fires, civil disobedience, riots, rebellions, storms, electrical, mechanical, computer or communications facilities failures, acts of God and similar occurrences.

Remedies. Unless otherwise specified herein, in the event that either party breaches or violates any of the obligations contained in this Agreement, the other party shall be entitled to exercise any right and seek any remedy available to it either at law or in equity, including without limitation, damages and injunctive relief; the exercise of any right or the seeking of any remedy shall not preclude the concurrent or subsequent exercise of any other right or the seeking of any other remedy, and all rights and remedies shall be cumulative.

And/Or. The term "or" shall include the conjugate form so that each use of the term "or" should be interpreted as "and/or".

No Implied Waivers. The right of any party under any provision of this Agreement shall not be affected by its prior failure to require the performance by any other party under such provision or any other provision of this Agreement, nor shall the waiver by any party of a breach of any provision hereof constitute a waiver of any succeeding breach of the same or any other provision or constitute a waiver of the provision itself or any other provision.

Counterparts. This Agreement may be executed in counterparts, each of which shall constitute an original but both or all of which, when taken together, shall constitute but one instrument, and shall become effective when copies hereof which, when taken together, bear the signatures of each of the parties hereto, shall be delivered to each of the parties hereto.

Term. This Agreement shall remain in full force and effect until the earlier to occur of (i) such time as the principal of and premium, if any, and interest on all the Bank Notes shall have been paid, (ii) the effective date of the resignation or termination of the Fiscal and Paying Agent, and (iii) the
effective  date  of  DTC's   resignation  if  the  Bank  appoints  no  successor
depository.

Times. All times referred to herein shall be the time in effect in New York, New York.

                                 Funds Transfer

                    Should the Fiscal and Paying Agent be required in the performance of the Agreement to make any funds transfer (as that term is defined in Article 4A of the Uniform Commercial Code as in effect in New York ("Article 4A")) for or at the request of the Bank, the following shall apply:

                    Other than to verify an instruction to transfer funds (a "payment order") received by the Bank pursuant to the Fiscal and Paying Agent's security procedures, the Fiscal and Paying Agent shall not be responsible to investigate any errors or inconsistencies in any payment order.

If by reason of the use of an identifying number provided to the Fiscal and Paying Agent by the Bank, a party other than the beneficiary of the Bank's payment order is paid or funds are transferred to a bank other than the one intended by the Bank to receive such payment order, either as the beneficiary's bank or an intermediary bank to be used in connection with such transfer, the Bank shall remain liable to pay such payment order so long as the Fiscal and Paying Agent shall have properly transmitted the identifying number provided.

                              The Bank shall promptly notify the Fiscal and
Paying Agent of any discrepancies, unauthorized or erroneous transactions or other errors relating to any payment orders issued by the Bank once such payment orders have been confirmed to the Bank by the Fiscal and Paying Agent.

 The Bank may issue instructions to the Fiscal and Paying Agent to cancel or amend any payment order issued pursuant to this Agreement. The Fiscal and Paying Agent agrees to act upon such instructions so long as
(i) the Fiscal and Paying Agent has received such instructions prior to the execution of such payment order and in sufficient time to permit it to take the action called for and (ii) the authenticity of such instructions to amend or cancel is verified pursuant to the security procedures. The Fiscal and Paying Agent reserves the right at any time, and from time to time, when requested to amend a payment order, to cancel such payment order and to require the Bank to submit a new payment order to the Fiscal and Paying Agent. Should any cancellation or amendment of a payment order be received by the Fiscal and Paying Agent after the execution of such order, the Fiscal and Paying Agent shall take such reasonable steps as are available to it to amend, recall, reverse or revoke such payment order, but it shall not be liable for any failure to achieve the amendment, recall, reversal or revocation thereof. Should the Fiscal and Paying Agent elect to cancel or amend a payment order, it may require an indemnity and bond or security acceptable to it.

If any payment order is transmitted through any funds transfer system, including, but not limited to, the Clearing House Interbank payment System ("CHIPS") or the Automated Clearing House System (the "ACH system"), the Bank shall be subject to the rules of such funds transfer system in effect at the time such transfer is made. If the Bank receives any credit entries through the ACH system, such credit may be reversed by the Fiscal and Paying Agent if final settlement does not occur.

Should the Fiscal and Paying Agent be negligent or engage in willful misconduct and be required to pay the Bank interest in connection with a payment order (whether the Bank is the originator or the beneficiary of such order), such interest shall be computed based on the Rules on Interbank Compensation of The New York Clearing House Association (the "Compensation Rules") as in effect from time to time for all circumstances to which such Compensation Rules apply. In any circumstance not subject to such Compensation Rules, the rate shall be as provided in Article 4A.

In executing any payment order, the Fiscal and Paying Agent may use the services of correspondent or intermediary banks, funds-transfer systems, telecommunication companies and other entities of similar purpose.
While the Fiscal and Paying Agent shall use due care in the selection of all such entities, they are not the Fiscal and Paying Agent's agents and the Fiscal and Paying Agent will not be responsible for their acts or omissions with regard to any payment orders.

  The Bank agrees to be bound by any forthcoming reasonable standard terms and conditions of the Fiscal and Paying Agent concerning funds transfers. The Fiscal and Paying Agent will send these terms and conditions to the Bank as soon as they become finalized. These terms and conditions will be applicable to this Agreement.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on their behalf by representatives duly authorized thereunto, all as of the day and year first above written.

                                            FIRST FIDELITY BANK, N.A.,
                                              as Fiscal and Paying Agent


                                            By:
                                            Title:


                                      TRANS FINANCIAL BANK, NATIONAL ASSOCIATION


                                            By:
                                            Title:

================================================================================
                                                                        Page
================================================================================











                                                  TABLE OF CONTENTS


                                                                            Page

     ARTICLE I
                                                     APPOINTMENT
     Section 1.1  Appointment of Fiscal and Paying Agent....................  1

     ARTICLE II
                                                   THE BANK NOTES
     Section 2.1  Form of Bank Notes..........................................1
     Section 2.2  Certificates of Authorized Representatives of the Bank......2
     Section 2.3  Completion, Authentication and Delivery.....................2
     Section 2.4  Denominations.............................................. 4
     Section 2.5  Proceeds of Sale of the Bank Notes; Resignation by DTC..... 4
     Section 2.6  Registration, Registration of Transfer and Exchange........ 4
     Section 2.7  Persons Deemed Owners...................................... 5
     Section 2.8  Cancellation of Unissued Bank Notes........................ 5
     Section 2.9  Mutilated, Lost, Stolen or Destroyed Bank Notes............ 5

     ARTICLE III
                                             THE FISCAL AND PAYING AGENT
     Section 3.1  Payment of Bank Notes...................................... 6
     Section 3.2  Information Regarding Amounts Payable...................... 6
     Section 3.3  Deposit of Funds........................................... 6
     Section 3.4  Money for Bank Note Payments to Be Held in Trust........... 6
     Section 3.5  Additional Responsibilities................................ 7
     Section 3.6  Miscellaneous.............................................. 7

     ARTICLE IV
                                               CALCULATION OF INTEREST
     Section 4.1  Calculation of Floating Interest........................... 8
     Section 4.2  Notice of Floating Rate Calculations....................... 8

     ARTICLE V
                                            LIABILITY AND INDEMNIFICATION
     Section 5.1  Liability.................................................. 8
     Section 5.2  Indemnification............................................ 9

     ARTICLE VI
                                ESIGNATION OR REMOVAL OF FISCAL AND PAYING AGENT
     Section 6.1  Resignation or Removal..................................... 9
     Section 6.2  Successor Fiscal and Paying Agent..........................10
     Section 6.3  Successor by Merger, etc...................................10

     ARTICLE VII
                                                    MISCELLANEOUS
     Section 7.1  Compensation of the Fiscal and Paying Agent............... 10
     Section 7.2  Reliance on Opinions of Counsel............................11
     Section 7.3  Notes Held by Fiscal and Paying Agent......................11
     Section 7.4  Notices....................................................11
     Section 7.5  Parties....................................................11
     Section 7.6  Governing Law..............................................12
     Section 7.7  Separability...............................................12
     Section 7.8  Effect of Headings.........................................12
     Section 7.9  Defined Terms..............................................12
     Section 7.10 Amendments, Modifications................................  12
     Section 7.11 Laws of Other Jurisdictions................................12
     Section 7.12 Actions Due on Saturdays, Sundays and Holidays.............12
     Section 7.13 Agreement to Agent Attorneys' Fees and Other Expenses......12
     Section 7.14 Survival...................................................13
     Section 7.15 Force Majeure..............................................13
     Section 7.16 Remedies...................................................13
     Section 7.17 And/Or.....................................................13
     Section 7.18 No Implied Waivers.........................................13
     Section 7.19 Counterparts...............................................13
     Section 7.20 Term.......................................................13
     Section 7.21 Times......................................................13
     Section 7.22 Funds Transfer.............................................14

================================================================================

================================================================================
81



                                                      EXHIBITS


Exhibit A-1   Form of Global Bank Note representing Short-Term Fixed Rate Notes

Exhibit A-2   Form of Global Bank Note representing Medium-Term Fixed Rate Notes

Exhibit B-1   Form of Global Bank Note representing Short-Term Floating Rate
              Notes

Exhibit B-2   Form of Global Bank Note representing Medium-Term Floating Rate
              Notes

Exhibit C     Bank Certificate of Authorized Representatives

Exhibit D     Administrative Procedures

                                 EXHIBIT A-1 TO
                                FISCAL AND PAYING
                                AGENCY AGREEMENT
                               (Short-Term Fixed)

UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR NOTES IN CERTIFICATED FORM THIS NOTE MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY. UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (55 WATER STREET, NEW YORK, NEW YORK) TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER OR EXCHANGE AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY AND ANY PAYMENT IS MADE TO CEDE & CO., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED HOLDER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

THIS BANK NOTE IS A DIRECT, UNCONDITIONAL, UNSECURED AND UNSUBORDINATED GENERAL OBLIGATION OF THE BANK. THE OBLIGATION EVIDENCED BY THIS BANK NOTE RANKS PARI PASSU WITH ALL OTHER UNSECURED AND UNSUBORDINATED OBLIGATIONS OF THE BANK, EXCEPT OBLIGATIONS THAT ARE SUBJECT TO ANY PRIORITIES OR PREFERENCES UNDER APPLICABLE LAW, INCLUDING DEPOSIT OBLIGATIONS.

THIS BANK NOTE DOES NOT EVIDENCE A DEPOSIT AND IS NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION OR ANY OTHER GOVERNMENT AGENCY OR OTHER INSURER.

REGISTERED                                                REGISTERED
NO. FX _______________

CUSIP ________________


                                 FIXED RATE NOTE

                   TRANS FINANCIAL BANK, NATIONAL ASSOCIATION


ORIGINAL ISSUE DATE:                        INTEREST RATE:

STATED MATURITY:                    NUMBER OF DAYS:

REPAYMENT DATE(S):                          REDEMPTION DATES:

REPAYMENT PRICE:                    REDEMPTION PRICE:

OTHER REPAYMENT TERMS:              OTHER REDEMPTION TERMS:

ORIGINAL ISSUE DISCOUNT NOTE:          TOTAL AMOUNT OF OID:
ISSUE PRICE (expressed as a percentage of
             aggregate principal amount):
----

----
----
 Yes      No
-------------------------------------
-----------------

-----------------
-----------------
      2
YIELD TO MATURITY:  SHORT ACCRUAL PERIOD OID:  METHOD USED TO DETERMINE YIELD
                                               FOR SHORT
                                               ACCRUAL PERIOD:
                                                                --

                                                                --
                                                                --
                                                        Approximate      Exact
                                                  ----------------------------
                                                  ------------------------

                                                  ------------------------
                                                  ------------------------

--------------------------------------

-------------------------------------------------------------------------------


Trans Financial Bank, National Association (the "Bank", which term includes any successor thereof) for value received, hereby promises to pay the sum of _______________ U.S. dollars ($_______) to CEDE & CO. (the "Registered Holder") as the nominee of The Depository Trust Company ("DTC") as custodian for participants each acting for themselves and as nominee or custodian for others, including trusts, pension and retirement plans and accounts, fiduciaries, custodians and nominees (the "Participants") on the Stated Maturity and to pay interest on the Stated Maturity.

Interest on this Note shall accrue from and including the Original Issue Date specified herein, to but excluding the Stated Maturity specified herein, at the per annum rate shown herein calculated on the basis of the actual number of days elapsed divided by a 360-day year. Interest shall be payable in arrears on the Stated Maturity. If the Stated Maturity does not fall on a Business Day, payment of interest and principal due on the Stated Maturity will be made on the next succeeding Business Day with the same force and effect as if made on the Stated Maturity, and no interest shall be payable on the amount so payable for the period from and after such Stated Maturity. Interest and principal on this Note shall be paid by the Bank at Maturity to the person in whose name this Note is registered at the opening of business on the Stated Maturity.

For purposes of this Note, "Business Day" means any day that is not a Saturday or Sunday and that is not a day on which banking institutions are authorized or obligated by law or executive order to close in the City of New York, New York and the City of Bowling Green, Kentucky. Principal and interest on Notes will be made in immediately available funds to the Registered Holder.

The Registered Holder may declare the principal amount of, and accrued interest on, this Note to be due and payable immediately if an Event of Default with respect to this Note shall have occurred and be continuing at the time of such declaration. Any Event of Default with respect to this Note may be waived by the Registered Holder.

For purposes of this Note, an "Event of Default" shall mean any one of the following events:

                  default in the payment of any interest upon the Note when it becomes due and payable, and continuance of such default for a period of 30 days; or

                            default in the payment of the principal of (or
                  premium, if any, on) the Note when due; or

                            default  in  the  performance  of  any  covenant  or
                  agreement of the Bank contained in the Note which continues for 60 days after receipt of written notice given by the Registered Holder hereof; or

                            the  Bank  shall  consent  to the  appointment  of a
                  conservator or receiver or liquidator or trustee or other similar official in any insolvency, receivership, liquidation, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Bank or of or relating to all or substantially all of its property; or a decree or order of a court or agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, receivership, liquidation, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Bank and such decree or order shall have remained in force undischarged or unstayed for a period of 60 consecutive days; or the Bank shall file a petition to take advantage of any applicable insolvency or reorganization statute.


All notices to the Bank under this Note shall be in writing or addressed to the Fiscal and Paying Agent at [insert name and address] ; Attention:
______________________, or to such other address as the Bank may notify the Registered Holder.

This Note shall be governed by and construed in accordance with the laws of the State of New York.

No interest will accrue on this Note after its maturity.

The Notes of this Series are issuable only in registered form without interest coupons in denominations of $250,000 and integral multiples of $1,000 in excess thereof.

This Note may be subject to repayment at the option of the Registered Holder hereof on the Repayment Date(s) indicated on the face hereof. If no such date is set forth on the face hereof, this Note may not be so repaid at the option of the Registered Holder hereof prior to maturity. On each Repayment Date, if any, this Note shall be repayable in whole or in part in increments of $1,000 (provided that any remaining principal hereof shall be at least $500,000) at the option of the Registered Holder hereof at a repayment price equal to 100% of the principal amount to be repaid, or if this Note is an Original Issue Discount Note (as specified on the face hereof), the applicable Repayment Price specified on the face hereof together in the case of any such repayment with interest thereon payable to the Repayment Date, but interest installments due prior to the Repayment Date will be payable to the Registered Holder on the relevant special record date. For this Note to be repaid in whole or in part at the option of the Registered Holder hereof, _____________________________________, as Fiscal and Paying Agent, at [insert address]; Attention: _______________ , or at such other address of which the Bank shall from time to time notify the Registered Holder of the Notes, must receive not more than 45, nor less than 30, days prior to a Repayment Date, if any, either (i) this Note accompanied by the form entitled "Option to Elect Repayment" below duly completed, or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States of America setting forth the name of the Registered Holder, the principal amount of this Note, the principal amount of this Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with the form entitled "Option to Elect Repayment" on the Note duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed are received by the Fiscal and Paying Agent by such fifth Business Day. Exercise of such repayment option by the Registered Holder hereof shall be irrevocable, except a Registered Holder tendering after receipt of a notice of an extension of maturity.

If so provided on the face of this Note, this Note may be redeemed by the Bank on any Redemption Date (or range of Redemption Dates) so indicated on the face hereof. If no Redemption Date (or range of Redemption Dates) is set forth on the face hereof, this Note may not be redeemed prior to its Stated Maturity. If one or more Redemption Dates (or ranges of Redemption Dates) are so specified, this
Note is subject to redemption at the option of the Bank, upon notice by first-class mail, not less than 30 nor more than 45 days prior to the Redemption Date specified in such notice, at the applicable redemption price specified on the face hereof (expressed as a percentage of the principal amount of this Note) together in the case of any such redemption with accrued interest to the Redemption Date. The Bank may elect to redeem less than the entire principal amount hereof; provided, that the principal amount, if any, of this Note that remains outstanding after such redemption is an Authorized Denomination. In the event of any redemption in part, the Bank will not be required to (i) issue, register the transfer of, or exchange any Note during a period beginning at the opening of business 15 days before the day of the mailing of the notice of redemption of Notes selected for redemption and ending at the close of business on the date of mailing of the relevant notice of redemption or (ii) register the transfer or exchange of any Note, or any portion thereof, called for redemption, except the unredeemed portion of any Note being redeemed in part.

Any money deposited with the Fiscal and Paying Agent for the payment of the principal of, premium (if any) or interest on this Note that remains unclaimed for two years after such principal, premium (if any) or interest has become due and payable shall be paid to the Bank and the Holder shall thereafter, as an unsecured general creditor, look only to the Bank for payment thereof, and all liability of the Fiscal and Paying Agent with respect to such money shall thereupon cease. IN WITNESS WHEREOF, the Bank has caused this Note to be duly executed and countersigned as of the date set forth herein.

This Note is not valid for any purpose until countersigned by the Fiscal and Paying Agent or such other institution as may be appointed by the Bank and the certificate of authentication affixed hereon.


Countersigned for                                    By Trans Financial Bank,
                                                        National Association
  authentication only

  as Fiscal and Paying Agent

By______________________________            __________________________
         Authorized Signature                           Authorized Signature



                                                              Attest:

                                                              -----------------
                                                              Secretary

                                              OPTION TO ELECT REPAYMENT

The undersigned hereby irrevocably request (s) and instruct (s) the Bank to repay the within Note (or portion thereof specified below) pursuant to its terms at a price equal to the principal amount thereof, together with interest to the repayment date, to the undersigned, at


(Please print or typewrite name and address of the Undersigned)

For this Note to be repaid the Fiscal and Paying Agent must receive at [insert name and address]; Attention: _______________, or at such other place or places of which the Company shall from time to time notify the Holder of the within Note, not more than 45, nor less than 30, days prior to a Repayment Date, if any, shown on the face of the within Note, either (i) this Note with this "Option to Elect Repayment" form duly completed, or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States of America setting forth the name of the Registered Holder of the Note, the principal amount of the Note, the principal amount of the Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with the form entitled "Option to Elect Repayment" duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed are received by the Fiscal and Paying Agent by such fifth Business Day.

If less than the entire principal amount of the within Note is to be repaid, specify the portion thereof (which shall be increments of $1,000) which the Holder elects to have repaid: $________; and specify the denomination or denominations (which shall be $500,000 or an integral multiple of $1,000 in excess of $500,000) of the Notes to be issued to the Holder for the portion of the within Note not being repaid (in the absence of any such specification, one such Note will be issued for the portion not being repaid): $________.

Date:_______________                        ____________________________________
                                                     Note: The signature on this
                                                     Option  to Elect  Repayment
                                                     must  correspond  with  the
                                                     name as  written  upon  the
                                                     face of this  Note in every
                                                     particular          without
                                                     alteration or enlargement.

                                           ------------------------------
                                                    ABBREVIATIONS


The following abbreviations, when used in the inscription on the face of this instrument, shall be construed as though they were written out in full according to applicable laws or regulations:

                  TEN COM -- as tenants in common

                  TEN ENT -- as tenants by the entireties

                  JT ENT  -- as joint tenants and not as tenants in common
                                                                      Custodian
                  UNIF GIFT MIN ACT --
 ................................................................................
                                                  (Cust)                 (Minor)
                                               under Uniform Gift to Minors Act

 .............................................................................
                                                              (State)

Additional abbreviations may be used though not in the above list.



FOR VALUE RECEIVED the undersigned hereby sells, assigns and transfers unto PLEASE INSERT SOCIAL SECURITY OR
OTHER IDENTIFYING NUMBER OF ASSIGNEE


(Name and address of assignee, including zip code, must be printed or typewritten)


the within Note, and all rights thereunder, hereby irrevocably constituting and appointing to transfer said Note on the books of the within Company, with full power of substitution in the premises.

Dated:


NOTICE: The signature to this assignment must correspond with the name as written upon the face of the within Note in every particular, without alteration or enlargement or any change whatever and must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Fiscal and Paying Agent, which requirements include membership or participation in STAMP or such other "signature guaranty program" as may be determined by the Fiscal and Paying Agent in addition to or in substitution for STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------









                                 EXHIBIT A-2 TO
                                FISCAL AND PAYING
                                AGENCY AGREEMENT
                               (Medium-Term Fixed)

UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR NOTES IN CERTIFICATED FORM THIS NOTE MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY. UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (55 WATER STREET, NEW YORK, NEW YORK) TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER OR EXCHANGE AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY AND ANY PAYMENT IS MADE TO CEDE & CO., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED HOLDER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

[Senior Bank Note: THIS BANK NOTE IS A DIRECT, UNCONDITIONAL, UNSECURED AND UNSUBORDINATED GENERAL OBLIGATION OF
THE BANK. THE OBLIGATION EVIDENCED BY THIS BANK NOTE RANKS PARI PASSU WITH ALL OTHER UNSECURED AND
UNSUBORDINATED OBLIGATIONS OF THE BANK, EXCEPT OBLIGATIONS THAT ARE SUBJECT TO ANY PRIORITIES OR PREFERENCES
UNDER APPLICABLE LAW, INCLUDING DEPOSIT OBLIGATIONS.]

[Subordinated Bank Note: "THE OBLIGATION EVIDENCED BY THIS BANK NOTE IS UNSECURED AND IS SUBORDINATED AND JUNIOR
IN RIGHT OF PAYMENT TO THE BANK'S OBLIGATIONS TO ITS DEPOSITORS AND TO THE BANK'S OTHER OBLIGATIONS TO ITS
GENERAL AND SECURED CREDITORS AND IS INELIGIBLE AS COLLATERAL TO SECURE A LOAN FROM THE BANK.]

THIS BANK NOTE DOES NOT EVIDENCE A DEPOSIT AND IS NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION OR ANY OTHER INSURER.

REGISTERED                                                         REGISTERED
NO. FX _______________
CUSIP ________________

                                                   FIXED RATE NOTE
                                     TRANS FINANCIAL BANK, NATIONAL ASSOCIATION

ORIGINAL ISSUE DATE:                                 INTEREST RATE:

STATED MATURITY:                            REGULAR RECORD DATES:

REDEMPTION DATES:                           INTEREST PAYMENT DATES:

REDEMPTION PRICE:                           INTEREST ACCRUAL DATE:

OTHER REDEMPTION TERMS:                     REPAYMENT DATE(S):

OTHER TERMS:                                         REPAYMENT PRICE:

                             OTHER REPAYMENT TERMS:

If this Note was issued with "original issue discount" for purposes of Section 1273 of the Internal Revenue Code of 1986, as amended, the following shall be completed:

ORIGINAL ISSUE DISCOUNT NOTE:   TOTAL AMOUNT OF OID:     ISSUE PRICE
                                                    (expressed as a percentage
                                                       of
                                                    aggregate principal amount):
----

----
----
 Yes     No
-------------------------------------
--------------------

--------------------
--------------------
      6
YIELD TO MATURITY:      SHORT ACCRUAL PERIOD OID:      METHOD USED TO DETERMINE
                                                       YIELD FOR SHORT
                                                       ACCRUAL PERIOD:
                                                        --

                                                        --
                                                        --
                                                          Approximate   Exact
                                                       -------------------------
                                                       -------------------------

                                                       -------------------------
                                                       -------------------------

--------------------------------------

--------------------------------------------------------------------------------

Trans Financial Bank, National Association (the "Bank", which term includes any successor thereof) for value received, hereby promises to pay the sum of _________ U.S. dollars ($_______________) to CEDE & CO. (the "Registered
Holder") as the nominee of The Depository Trust Company ("DTC") as custodian for participants each acting for themselves and as nominee or custodian for others, including trusts, pension and retirement plans and accounts, fiduciaries, custodians and nominees (the "Participants") on the Stated Maturity and to pay interest on a regular periodic basis as specified herein.

Interest on this Note shall accrue from and including the most recent Interest Payment Date specified herein to which interest has been paid or, if no interest has been paid on this Note, from and including, the Original Issue Date specified herein, to but excluding the next Interest Payment Date, the last such Interest Payment Date being the Stated Maturity specified herein, at the per annum rate shown herein calculated on the basis of a 360-day year consisting of twelve 30-day months and shall be payable in arrears on Interest Payment Dates and on the Stated Maturity. If payment of interest and principal due on any Interest Payment Date, including the Stated Maturity, does not fall on a Business Day, such payment will be made on the next succeeding Business Day with the same force and effect as if made on the Interest Payment Date or the Stated Maturity, as the case may be, and no interest shall be payable on the amount so payable for the period from and after such Interest Payment Date or the Stated Maturity, as the case may be. Interest, other than interest payable on the Stated Maturity, shall be paid by the Bank on each Interest Payment Date to the person in whose name this Note is registered at the close of business on the Regular Record Date; provided, however, that if the Original Issue Date of this
Note is between a Record Date and the applicable Interest Payment Date, the initial payment of interest with respect to this Note will be payable on the Interest Payment Date following the next succeeding Regular Record Date to the Registered Holder of this Note on such next succeeding Record Date. For purposes of this Note, "Business Day" means any day, that is not a Saturday or Sunday, and that is not a day on which banking institutions are authorized or obligated by law or executive order to close in the City of New York, New York or the City of Bowling Green, Kentucky.

Principal, premium, if any and interest payments on Notes will be made in immediately available funds to the Registered Holder.

The Registered Holder may declare the principal amount of, and accrued interest on, this Note to be due and payable immediately if an Event of Default with respect to the Note shall have occurred and be continuing at the time of such declaration. Any Event of Default with respect to this Note may be waived by the Registered Holder.

[Senior Bank Notes: For purposes of this Note, an "Event of Default" shall mean any one of the following events:

-------------------------------------------------------------------------------
                  default in the payment of any interest upon the Note when it becomes due and payable, and continuance of such default for a period of 30 days; or
------------------------------------------------------------------------------

                            default in the payment of the principal of (or
                  premium, if any, on) the Note when
                  due; or

                            default  in  the  performance  of  any  covenant  or
                  agreement of the Bank contained in the Note which continues for 60 days after receipt of written notice given by the Registered Holder; or

                            the  Bank  shall  consent  to the  appointment  of a
                  conservator or receiver or liquidator or trustee or other similar official in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Bank or of or relating to all or substantially all of its property; or a decree or order of a court or agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Bank and such decree or order shall have remained in force undischarged or unstayed for a period of 60 consecutive days; or the Bank shall file a petition to take advantage of any applicable insolvency or reorganization statute.]

[Subordinated Bank Notes: "For purposes of this Note, an "Event of Default" shall occur if the Bank shall consent to the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Bank or of or relating to all or substantially all of its property; or a decree or order of a court or agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Bank and such decree or order shall have remained in force undischarged or unstayed for a period of 60 consecutive days; or the Bank shall file a petition to take advantage of any applicable insolvency or reorganization statute.

The holder of this Note, by its acceptance hereof, agrees that the indebtedness of the Bank evidenced by this Note, including the principal and interest, is unsecured and subordinate and junior in right of payment to the Bank's obligations to its depositors, its obligations under banker's acceptances and letters of credit, and its obligations to its other creditors (including any obligations to any Federal Reserve Bank and the FDIC), whether outstanding at the time this Note is issued or thereafter incurred (except any obligations which by their express terms rank on a parity with or junior to this Note), in that in the case of any insolvency proceedings, receivership, conservatorship, reorganization, readjustment of debt, marshalling of assets and liabilities or similar proceedings or any liquidation or winding up of or relating to the Bank, whether voluntary or involuntary, all such obligations (except obligations which rank on a parity with or junior to this Note) shall be entitled to be paid in full before any payment shall be made on account of the principal of or interest on this Note. In the event of any such proceeding, after payment in full of all sums owing with respect to such prior obligations, the holder of this Note, together with the holders of any obligations of the Bank ranking on a parity with this Note, shall be entitled to be paid pro rata from the remaining assets of the Bank the unpaid principal of, and the unpaid interest on, this Note or such other obligations before any payment or other distribution, whether in cash, property, or otherwise, shall be made on account of any capital stock or any obligations of the Bank ranking junior to this Note.

This Note contains no limitation on the amount of senior debt, deposits or other obligations that rank senior to this Note that may be hereafter incurred or assumed by the Bank.]

[Senior Bank Notes: This Note may be subject to repayment at the option of the Registered Holder hereof on the Repayment Date(s) indicated on the face hereof. If no such date is set forth on the face hereof, this Note may not be so repaid at the option of the Registered Holder hereof prior to maturity. On each Repayment Date, if any, this Note shall be repayable in whole or in part in increments of $1,000 (provided that any remaining principal hereof shall be at least $500,000) at the option of the Registered Holder hereof at a repayment price equal to 100% of the principal amount to be repaid, or if this Note is an Original Issue Discount Note (as specified on the face hereof), the applicable Repayment Price specified on the face hereof together in the case of any such repayment with interest thereon payable to the Repayment Date, but interest installments due prior to the Repayment Date will be payable to the Registered Holder on the relevant Regular Record Date or special record date. For this Note to be repaid in whole or in part at the option of the Registered Holder hereof, _____________________________________, as Fiscal and Paying Agent, at [insert address]; Attention: _______________ , or at such other address of which the Bank shall from time to time notify the Registered Holder of the Notes, must receive not more than 45, nor less than 30, days prior to a Repayment Date, if any, either (i) this Note accompanied by the form entitled "Option to Elect Repayment" below duly completed, or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States of America setting forth the name of the Registered Holder, the principal amount of this Note, the principal amount of this Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with the form entitled "Option to Elect Repayment" on the Note duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed are received by the Fiscal and Paying Agent by such fifth Business Day. Exercise of such repayment option by the Registered Holder hereof shall be irrevocable, except a Registered Holder tendering after receipt of a notice of an extension of maturity.]

If so provided on the face of this Note, this Note may be redeemed by the Bank on any Redemption Date (or range of Redemption Dates) so indicated on the face hereof. If no Redemption Date (or range of Redemption Dates) is set forth on the face hereof, this Note may not be redeemed prior to its Stated Maturity. If one or more Redemption Dates (or ranges of Redemption Dates) are so specified, this
Note is subject to redemption at the option of the Bank, upon notice by first-class mail, not less than 30 nor more than 45 days prior to the Redemption Date specified in such notice, at the applicable redemption price specified on the face hereof (expressed as a percentage of the principal amount of this Note) together in the case of any such redemption with accrued interest to the Redemption Date, but interest installments due will be payable to the Registered Holder on the relevant Regular Record Date if the Redemption Date is an Interest Payment Date. The Bank may elect to redeem less than the entire principal amount hereof; provided, that the principal amount, if any, of this Note that remains outstanding after such redemption is an Authorized Denomination. In the event of any redemption in part, the Bank will not be required to (i) issue, register the transfer of, or exchange any Note during a period beginning at the opening of business 15 days before the day of the mailing of the notice of redemption of Notes selected for redemption and ending at the close of business on the date of mailing of the relevant notice of redemption or (ii) register the transfer or exchange of any Note, or any portion thereof, called for redemption, except the unredeemed portion of any Note being redeemed in part. [Subordinated Bank Notes:
Notwithstanding the foregoing, this Note may not be redeemed without the prior written consent of the Federal Deposit Insurance Corporation.]

All notices to the Bank under this Note shall be in writing or addressed to the Fiscal and Paying Agent at [insert name and address]; Attention:
_______________, or to such other address as the Bank may notify the Registered Holder.

This Note shall be governed by and construed in accordance with the laws of the State of New York.

No interest will accrue on this Note after its maturity.

The Notes of this series are issuable only in registered form without interest coupons in denominations of $250,000 and integral multiples of $1,000 in excess thereof (each an "Authorized Denomination").

Any money deposited with the Fiscal and Paying Agent for the payment of the principal of, premium (if any) or interest on this Note that remains unclaimed for two years after such principal, premium (if any) or interest has become due and payable shall be paid to the Bank and the Holder shall thereafter, as an unsecured general creditor, look only to the Bank for payment thereof, and all liability of the Fiscal and Paying Agent with respect to such money shall thereupon cease.

IN WITNESS WHEREOF, the Bank has caused this Note to be duly executed and countersigned as of the date set forth herein.

This Note is not valid for any purpose until countersigned by the Fiscal and Paying Agent or such other institution as may be appointed by the Bank and the certificate of authentication affixed hereon.


Countersigned for                              By Trans Financial Bank,
                                                  National Association
                                                       n
  authentication only

  as Fiscal and Paying Agent


By__________________________                         ___________________________
         Authorized Signature                        Authorized Signature

                                                              Attest:




                                                              -----------------
                                                              Secretary

                            OPTION TO ELECT REPAYMENT

The undersigned hereby irrevocably request (s) and instruct (s) the Bank to repay the within Note (or portion thereof specified below) pursuant to its terms at a price equal to the principal amount thereof, together with interest to the repayment date, to the undersigned, at


              (Please print or typewrite name and address of the Undersigned)

For this Note to be repaid the Fiscal and Paying Agent must receive at [insert name and address]; Attention: _______________, or at such other place or places of which the Company shall from time to time notify the Holder of the within Note, not more than 45, nor less than 30, days prior to a Repayment Date, if any, shown on the face of the within Note, either (i) this Note with this "Option to Elect Repayment" form duly completed, or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States of America setting forth the name of the Registered Holder of the Note, the principal amount of the Note, the principal amount of the Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with the form entitled "Option to Elect Repayment" duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed are received by the Fiscal and Paying Agent by such fifth Business Day.

If less than the entire principal amount of the within Note is to be repaid, specify the portion thereof (which shall be increments of $1,000) which the Holder elects to have repaid: $________; and specify the denomination or denominations (which shall be $500,000 or an integral multiple of $1,000 in excess of $500,000) of the Notes to be issued to the Holder for the portion of the within Note not being repaid (in the absence of any such specification, one such Note will be issued for the portion not being repaid): $________.

Date:_______________                        ____________________________________
                                                     Note: The signature on this
                                                     Option  to Elect  Repayment
                                                     must  correspond  with  the
                                                     name as  written  upon  the
                                                     face of this  Note in every
                                                     particular          without
                                                     alteration or enlargement.

                                              -------------------------
                                                    ABBREVIATIONS


The following abbreviations, when used in the inscription on the face of this instrument, shall be construed as though they were written out in full according to applicable laws or regulations:

                  TEN COM -- as tenants in common

                  TEN ENT -- as tenants by the entireties

                  JT ENT  -- as joint tenants and not as tenants in common
                                                                       Custodian
                  UNIF GIFT MIN ACT --
 ................................................................................
                                                              (Cust)    (Minor)
                                                under Uniform Gift to Minors Act

 ..............................................................................
                                                                        (State)

Additional abbreviations may be used though not in the above list.



FOR VALUE RECEIVED the undersigned hereby sells, assigns and transfers unto PLEASE INSERT SOCIAL SECURITY OR
OTHER IDENTIFYING NUMBER OF ASSIGNEE


(Name and address of assignee, including zip code, must be printed or typewritten)


the within Note, and all rights thereunder, hereby irrevocably constituting and appointing to transfer said Note on the books of the within Company, with full power of substitution in the premises.

Dated:


NOTICE: The signature to this assignment must correspond with the name as written upon the face of the within Note in every particular, without alteration or enlargement or any change whatever and must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Fiscal and Paying Agent, which requirements include membership or participation in STAMP or such other "signature guaranty program" as may be determined by the Fiscal and Paying Agent in addition to or in substitution for STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

-------------------------------------------------------------------------------

--------------------------------------------------------------------------------







                                 EXHIBIT B-1 TO
                                FISCAL AND PAYING
                                AGENCY AGREEMENT
                              (Short-Term Floating)


UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR NOTES IN CERTIFICATED FORM, THIS NOTE MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY. UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (55 WATER STREET, NEW YORK, NEW YORK) TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER OR EXCHANGE AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY AND ANY PAYMENT IS MADE TO CEDE & CO., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

THIS BANK NOTE IS A DIRECT, UNCONDITIONAL, UNSECURED AND UNSUBORDINATED GENERAL OBLIGATION OF THE BANK. THE OBLIGATION EVIDENCED BY THIS BANK NOTE RANKS PARI PASSU WITH ALL OTHER UNSECURED AND UNSUBORDINATED OBLIGATIONS OF THE BANK, EXCEPT OBLIGATIONS THAT ARE SUBJECT TO ANY PRIORITIES OR PREFERENCES UNDER APPLICABLE LAW, INCLUDING DEPOSIT OBLIGATIONS.

THIS BANK NOTE DOES NOT EVIDENCE A DEPOSIT AND IS NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION OR ANY GOVERNMENT AGENCY OR OTHER INSURER.

REGISTERED                                                           REGISTERED
No. FLR. _______________
CUSIP __________________


                                                 FLOATING RATE NOTE
                                     TRANS FINANCIAL BANK, NATIONAL ASSOCIATION


ORIGINAL ISSUE DATE:                        STATED MATURITY:

REGULAR RECORD DATES:               INTEREST PAYMENT DATES:

INITIAL INTEREST RATE:              SPREAD:

INDEX MATURITY:                     SPREAD MULTIPLIER:

INTEREST RATE BASIS:                INTEREST ACCRUAL DATE:

MAXIMUM INTEREST RATE:              INTEREST DETERMINATION DATES:

MINIMUM INTEREST RATE:              CALCULATION DATE:

INTEREST RESET DATES:               REDEMPTION DATES:

REPAYMENT DATE(S):                          REDEMPTION PRICE:

REPAYMENT PRICE:                    OTHER REDEMPTION TERMS:

OTHER REPAYMENT TERMS:              OTHER TERMS:

ORIGINAL ISSUE DISCOUNT NOTE:    TOTAL AMOUNT OF OID:  ISSUE PRICE (expressed
                                                       as a percentage of
                                                       aggregate principal
                                                       amount):
----

----
----
 Yes     No
-------------------------------------
--------------------

--------------------
--------------------
      10
YIELD TO MATURITY:   SHORT ACCRUAL PERIOD OID:       METHOD USED TO DETERMINE
                                                     YIELD FOR SHORT
                                                     ACCRUAL PERIOD:
                                                                          --

                                                                          --
                                                                          --

                                                        Approximate   Exact
                                                    -------------------------
                                                    -------------------------

                                                    ------------------------
                                                    ----------------------

--------------------------------------

--------------------------------------------------------------------------------
Trans Financial Bank, National Association (the "Bank", which term includes any successor thereof) for value received, hereby promises to pay the sum of ____________________ U.S. dollars ($________) to CEDE & CO. (the "Registered
Holder") as nominee of The Depository Trust Company ("DTC") as custodian for participants each acting for themselves and as nominee or custodian for others, including trusts, pension and retirement plans and accounts, fiduciaries, custodians and nominees (the "Participants") on the Stated Maturity and to pay interest on a regular periodic basis as specified herein.

Interest on this Note shall be payable monthly, quarterly, semiannually, or annually on each Interest Payment Date specified herein and on the Stated Maturity specified herein at a rate per annum equal to the Initial Interest Rate specified herein until the first Interest Reset Date specified herein following the Original Issue Date specified herein and thereafter at a rate determined in accordance with the provisions herein under the heading(s) "Determination of Commercial Paper Rate", "Determination of Fed Funds Rate", "Determination of LIBOR", "Determination of Treasury Rate", "Determination of Prime Rate", Determination of J.J. Kenny Rate", "Determination of 11th District Cost of Funds Rate" or "Determination of CMT Rate" depending upon whether the Interest Rate Basis is Commercial Paper Rate, Fed Funds Rate, LIBOR, Treasury Rate, Prime Rate, J.J. Kenny Rate, 11th District Cost of Funds Rate or CMT Rate to the person in whose name this Note is registered at the close of business on the Regular Record Date whether or not a Business Day (as defined herein; provided, however, that if the Original Issue Date is between a Regular Record Date and an Interest Payment Date, interest payments will commence on the Interest Payment Date following the next succeeding Regular Record Date; and provided, further, that if an Interest Payment Date or Interest Reset Date would fall on a day that is not a Business Day, such Interest Payment Date or Interest Reset Date shall be the following day that is a Business Day, except that if the Interest Rate Basis is LIBOR, where such following Business Day falls in the next calendar month, such Interest Payment Date or Interest Reset Date shall be the next preceding day that is a Business Day. "Business Day" means any day that is not a Saturday or Sunday and that is not a day on which banking institutions are authorized or obligated by law or executive order to close in the City of New York, New York and the City of Bowling Green, Kentucky; or with respect to LIBOR Notes, is also a London Business Day. "London Business Day" means any day on which dealings in deposits in U.S. dollars are transacted in the London interbank market.

Principal, premium, if any, and interest payments on Notes will be made in immediately available funds to the Registered Holder.

The Registered Holder may declare the principal amount of, and accrued interest on, this Note to be due and payable immediately if an Event of Default with respect to this Note shall have occurred and be continuing at the time of such declaration. Any Event of Default with respect to this Note may be waived by the Registered Holder.

For purposes of this Note, an "Event of Default" shall mean any one of the following events:

         (1) default in the payment of any interest upon the Note when it becomes due and payable, and continuance of such default for a period of 30 days; or

         (2) default in the payment of the principal of (or premium, if any, on) the Note when due; or

         (3) default in the performance of any covenant or agreement of the Bank contained in the Note which continues for 60 days after receipt of written notice given by the Registered Holder hereof; or

         (4) the Bank shall consent to the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, receivership, liquidation, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Bank or of or relating to all or substantially all of its property; or a decree or order of a court or agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, receivership, liquidation, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Bank and such decree or order shall have remained in force undischarged or unstayed for a period of 60 consecutive days; or the Bank shall file a petition to take advantage of any applicable insolvency or reorganization statute.

All notices to the Bank under this Note shall be in writing or addressed to the Fiscal and Paying Agent at [insert name and address]; Attention:
_________________, or to such other address as the Bank may notify the Registered Holder.

This Note shall be governed by and construed in accordance with the laws of the State of New York.

No interest will accrue on this Note after its maturity.

Interest:

Interest payable with respect to each interest payment period shall accrue to but not include the applicable Interest Payment Date or the Stated Maturity, as the case may be. Accrued interest hereon from the Issue Date or from the last date to which interest shall have been paid, as the case may be, shall be an amount calculated by multiplying the face amount hereof by an accrued interest factor. Such accrued interest factor shall be computed by adding the interest factors calculated for each day from the Original Issue Date or from the last date to which interest shall have been paid, as the case may be, to the date for which accrued interest is being calculated. The interest factor for each such day shall be computed by dividing the interest rate applicable to such day by 360 if the Interest Rate Basis is Commercial Paper Rate, Fed Funds Rate, LIBOR, Prime Rate, J.J. Kenny Rate or 11th District Cost of Funds Rate, as indicated herein, or by the actual number of days in the year if the Interest Rate Basis is the Treasury Rate or the CMT Rate, as indicated herein.

The rate of interest borne by this Note will be reset daily, weekly, monthly, quarterly, semiannually or annually, as specified above. The "Interest Reset Date" will be the date specified above; provided, however, that (i) the interest rate in effect from the Original Issue Date to the first Interest Reset Date will be the "Initial Interest Rate" (as specified herein) and (ii) the interest rate in effect for the ten days immediately prior to the Stated Maturity, will be that in effect on the tenth day preceding such Stated Maturity. Each such adjusted rate shall be applicable on and after the Interest Reset Date to which it relates, to, but not including, the next succeeding Interest Reset Date, or until the Stated Maturity, as the case may be. If any Interest Reset Date would otherwise be a day that is not a Business Day, such Interest Reset Date shall be postponed to the next succeeding day that is a Business Day, except that in the case of a LIBOR Note, where such following Business Day is in the next succeeding calendar month, such Interest Reset Date shall be the immediately preceding Business Day.

Determination of Commercial Paper Rate:

If the Interest Rate Basis specified on the face hereof is the Commercial Paper Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the Commercial Paper Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date (as defined below).

"Commercial Paper Rate" means, with respect to any Interest Determination Date, the Money Market Yield (calculated as described below) of the rate quoted on a discount basis on that date for commercial paper having the Index Maturity specified on the face hereof as made available and subsequently published by the Board of Governors of the Federal Reserve System (the "Federal Reserve") in "Statistical Release H.15(519), Selected Interest Rates" or any successor publication ("H.15(519)") under the heading "Commercial Paper". If by 3:00 p.m., New York City time, on the Calculation Date (as defined below) such rate is not yet made available by the Federal Reserve nor made available by the Federal Reserve Bank of New York (the "New York Fed"), then the Commercial Paper Rate shall be the Money Market Yield on such Interest Determination Date of the rate of commercial paper of the Index Maturity specified on the face hereof as published by the New York Fed in its daily statistical release, "Composite 3:30 P.M. Quotations for U.S. Government Securities" ("Composite Quotations") under the heading "Commercial Paper" prior to 3:00 P.M., New York City Time. If such rate is neither published in H.15(519) nor in Composite Quotations by 3:00 P.M. New York City time, on the Calculation Date, the Commercial Paper Rate for that Interest Determination Date shall be calculated by the Calculation Agent (as defined below) and shall be the Money Market Yield of the arithmetic mean (each as rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) of the offered rates of three leading dealers of commercial paper in the City of New York selected by the Calculation Agent as of 11:00 a.m., New York City time, on that Interest Determination Date, for commercial paper having such Index Maturity placed for an industrial issuer whose senior unsecured bond rating is "AA" or the equivalent from a nationally recognized securities rating agency; provided, however, that if the dealers selected as aforesaid by the Calculation Agent are not quoting as mentioned in this sentence, the Commercial Paper Rate with respect to such Interest Determination Date will be the Commercial Paper Rate in effect on such Interest Determination Date.

"Money Market Yield" shall be a yield (expressed as a percentage rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) calculated in accordance with the following formula:

                                                             D x 360
                               Money Market Yield = ..................... x 100
                                                             360 - (D x M)

where "D" refers to the per annum rate for the commercial paper, quoted on a bank discount basis and expressed as a decimal, and "M" refers to the actual number of days in the interest period for which interest is being calculated.

Determination of Fed Funds Rate:

If the Interest Rate Basis specified on the face hereof is the Fed Funds Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the Fed Funds Rate plus or minus the Spread, if any, or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"Fed Funds Rate" means, with respect to any Interest Determination Date, the rate on that day for Federal Funds having the Index Maturity specified on the face hereof as made available and subsequently published in H.15(519) under the heading "Federal Funds (Effective)." In the event that such rate is not so made available by 3:00 p.m., New York City time, on the Calculation Date pertaining to such Interest Determination Date, the Fed Funds Rate will be the rate on such Interest Determination Date for Federal Funds having the Index Maturity specified on the face hereof as is made available and subsequently published in Composite Quotations under the heading "Federal Funds/Effective Rate." If such rate is neither made available by the Federal Reserve nor made available by the New York Fed by 3:00 p.m., New York City time, on the Calculation Date pertaining to such Interest Determination Date, the Fed Funds Rate for such Interest Determination Date will be calculated by the Calculation Agent and will be the arithmetic mean (rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) of the rates for the last transaction in overnight Federal funds arranged by three leading brokers of Federal funds transactions in the City of New York selected by the Calculation Agent as of 9:00 a.m., New York City time, on such Interest Determination Date; provided, however, that if the brokers selected as aforesaid by the Calculation Agent are not quoting as mentioned in this sentence, the Fed Funds Rate will be the Fed Funds Rate in effect on such Interest Determination Date.

Determination of LIBOR:

If the Interest Rate Basis specified on the face hereof is LIBOR, the interest rate with respect to this Note for any Interest Reset Date shall be LIBOR plus or minus the Spread, if any, or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"LIBOR" will be determined by the Calculation Agent in accordance with the following provisions:

                    LIBOR will be, either (i) the arithmetic mean of the offered rates for deposits in U.S. dollars having the Index Maturity designated on the face hereof commencing on the second London Business Day immediately following that LIBOR Interest Determination Date, that appear on the Reuters Screen LIBO Page as of 11:00 A.M., London time, on that LIBOR Interest Determination Date, if at least two such offered rates appear on the Reuters Screen LIBO Page ("LIBOR Reuters"), or (ii) the rate for deposits in U.S. dollars having the Index Maturity designated on the face hereof commencing on the second London Business Day immediately following that LIBOR Interest Determination Date, that appears on the Telerate Page 3750, as of 11:00 A.M., London time, on that LIBOR Interest Determination Date ("LIBOR Telerate"). "Reuters Screen LIBO Page" means the display designated as page "LIBO" on the Reuters Monitor Money Rates Service (or such other page as may replace the LIBO page on that service for the purpose of displaying London interbank offered rates of major banks). "Telerate Page 3750" means the display designated as page "3750" on the Telerate Service (or such other page as may replace the 3750 page on that service or such other service or services as may be nominated by the British Bankers'
         Association for the purpose of displaying London interbank offered rates for U.S. dollar deposits). If neither LIBOR Reuters nor LIBOR Telerate is specified in the Book-Entry Bank Note representing such LIBOR Note, LIBOR will be determined as if LIBOR Telerate has been specified. If fewer than two offered rates appear on the Reuters Screen LIBO Page, or if no rate appears on the Telerate Page 3750, as applicable, LIBOR in respect of that LIBOR Interest Determination Date will be determined as if the parties had specified the rate described in (b) below.

          With respect to a LIBOR Interest Determination Date on which fewer than two offered rates appear on the Reuters Screen LIBO Page, as specified in (a)(i) above, or on which no rate appears on Telerate Page 3750, as specified in (a)(ii) above, as applicable, LIBOR will be determined on the basis of the rates at which deposits in U.S. dollars having the Index Maturity designated on the face hereof are offered at approximately 11:00 A.M., London time, on that LIBOR Interest Determination Date by four major banks in the London interbank market selected by the Calculation Agent ("LIBOR Reference Banks") to prime banks in the London interbank market commencing on the second London Business Day immediately following that LIBOR Interest Determination Date and in a principal amount equal to an amount of not less than $1,000,000 that is representative for a single transaction in such market at such time. The Calculation Agent will request the principal London office of each of the LIBOR Reference Banks to provide a quotation of its rate. If at least two such quotations are provided, LIBOR in respect of that LIBOR Interest Determination Date will be the arithmetic mean of such quotations. If fewer than two quotations are provided, LIBOR in respect of that LIBOR Interest Determination Date will be the arithmetic mean of the rates quoted at approximately 11:00 A.M., New York City time, on that LIBOR Interest Determination Date by three major banks in The City of New York selected by the Calculation Agent for loans in U.S. dollars to leading European banks having the Index Maturity designated on the face hereof commencing on the second London Business Day immediately following that LIBOR Interest Determination Date and in a principal amount equal to an amount of not less than $1,000,000 that is representative for a single transaction in such market at such time; provided, however, that if the banks selected as aforesaid by the Calculation Agent are not quoting as mentioned in this sentence, LIBOR with respect to such LIBOR Interest Determination Date will be the rate of LIBOR in effect on such date.

Determination of Treasury Rate:

If the Interest Rate Basis specified on the face hereof is the Treasury Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the Treasury Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"Treasury Rate" means, with respect to any Interest Determination Date, the rate for the most recent auction of direct obligations of the United States ("Treasury Bills") having the Index Maturity specified on the face hereof as published in H.15(519) under the heading "U.S. Government Securities/Treasury Bills/Auction Average (Investment)" or, if not so made available by 3:00 p.m., New York City time, on the Calculation Date pertaining to such Interest Determination Date the auction average rate (expressed as a bond equivalent, on the basis of a year of 365 or 366 days, as applicable, and applied on a daily basis) for such auction or as otherwise announced by the United States Department of the Treasury by 3:00 p.m., New York City time, on such Calculation Date. In the event that the results of the auction of Treasury Bills having the Index Maturity specified on the face hereof are neither made available by the Federal Reserve nor otherwise published or reported as provided above by 3:00 p.m., New York City time, on such Calculation Date or no such auction is held in a particular week, then the Treasury Rate shall be calculated by the Calculation Agent and shall be a yield to maturity (expressed as a bond equivalent, rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point, on the basis of a year of 365 or 366 days, as applicable, and applied on a daily basis) of the arithmetic mean of the secondary market bid rates, as of 3:30 p.m., New York City time, on such Interest Determination Date, of three leading primary United States government securities dealers selected by the Calculation Agent, for the issue of Treasury Bills with a remaining maturity closest to the Index Maturity specified on the face hereof; provided, however, that if the dealers selected as aforesaid by the Calculation Agent are not quoting as mentioned in this sentence, the Treasury Rate with respect to such Interest Determination Date will be the Treasury Rate in effect on such Interest Determination Date.

Determination of Prime Rate:

If the Interest Rate Basis specified on the face hereof is the Prime Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the Prime Rate plus or minus the Spread, if any, or multiplied by the Spread multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"Prime Rate" for each such Interest Reset Date will be determined as of the Prime Rate Interest Determination Date and will be the rate as such rate is published in H.15(519) under the heading "Bank Prime Loan." If such rate is not published prior to 3:00 P.M., New York City time, on the related Calculation Date, then the Prime Rate shall be the arithmetic mean of the rates of interest publicly announced by each bank that appears on the Reuters Screen NYMF Page (as defined below) as such bank's prime rate or base lending rate as in effect for such Prime Rate Interest Determination Date. If fewer than four such rates but more than one such rate appear on the Reuters Screen NYMF Page for such Prime Rate Interest Determination Date, the Prime Rate shall be the arithmetic mean of the prime rates quoted on the basis of the actual number of days in the year divided by a 360-day year as of the close of business on such Prime Rate Interest Determination Date by three, or two if only two such rates are quoted, major money center banks in The City of New York (which may include affiliates of certain of the Agents) selected by the Calculation Agent. If fewer than two such rates appear on the Reuters Screen NYMF Page, the Prime Rate will be determined by the Calculation Agent on the basis of the rates furnished in The City of New York by three, or two if only two such rates are quoted, substitute banks or trust companies organized and doing business under the laws of the United States, or any state thereof, having total equity capital of at least $500 million and being subject to supervision or examination or state authority, selected by the Calculation Agent to provide such rate or rates; provided, however, that if fewer than two such substitute banks or trust companies selected as aforesaid are quoting as mentioned in this sentence, the Prime Rate determined as of such Prime Rate Interest Determination Date shall be the Prime Rate in effect on such Prime Rate Interest Determination Date.

"Reuters Screen NYMF Page" means the display designated as page "NYMF" on the Reuters Monitor Money Rates Service (or such other page as may replace the NYMF page on that service for the purpose of displaying prime rates or base lending rates of major United States banks).

Determination of J.J. Kenny Rate:

If the Interest Rate Basis specified on the face hereof is the J.J. Kenny Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the J.J. Kenny Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"J.J. Kenny Rate" means the rate in the high grade weekly index (the "Weekly Index") on such date made available by Kenny Information Systems ("Kenny") to the Calculation Agent. The Weekly Index is, and shall be, based upon 30-day yield evaluations at par of bonds, the interest of which is exempt from Federal income taxation under the Internal Revenue Code of 1986, as amended, of not less than five high grade component issuers selected by Kenny which shall include, without limitation, issuers of general obligation bonds. The specific issuers included among the component issuers may be changed from time to time by Kenny in its discretion. The bonds on which the Weekly Index is based shall not include any bonds on which the interest is subject to a minimum tax or similar tax under the Internal Revenue Code of 1986, as amended, unless all tax-exempt bonds are subject to such tax. In the event Kenny ceases to make available such Weekly Index, a successor indexing agent will be selected by the Calculation Agent, such index to reflect the prevailing rate for bonds rated in the highest short-term rating category by Moody's Investors Service, Inc. and Standard & Poor's Corporation in respect of issuers most closely resembling the high grade component issuers selected by Kenny for its Weekly Index, the interest on which is (A) variable on a weekly basis, (B) exempt from Federal income taxation under the Internal Revenue Code of 1986, as amended, and (C) not subject to a minimum tax or similar tax under the Internal Revenue of Code of 1986, as amended, unless all tax-exempt bonds are subject to such tax. If such successor indexing agent is not available, the rate for any J.J. Kenney Interest Determination Date shall be 67% of the rate determined if the Treasury Rate option had been originally selected. The Calculation Agent shall calculate the J.J. Kenny Rate in accordance with the foregoing.

Determination of 11th District Cost of Funds Rate:

If the Interest Rate Basis specified on the face hereof is the 11th District Cost of Funds Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the 11th District Cost of Funds Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

Unless otherwise indicated in an applicable supplement to the Offering Circular or on the Book-Entry Bank Note representing an 11th District Cost of Funds Rate Note, "11th District Cost of Funds Rate" means, with respect to any 11th District Cost of Funds Interest Determination Date, the monthly 11th District Cost of Funds Index (the "11th District Cost of Funds Index") normally made available and subsequently published by the Federal Home Loan Bank of San Francisco (the "FHLB of San Francisco") during the month immediately preceding the Interest Reset Date to which such 11th District Cost of Funds Interest Determination Date applies.

The 11th District Cost of Funds Index is normally made available by the FHLB of San Francisco on the last day on which the FHLB of San Francisco is open for business in each month and represents the monthly weighted average cost of funds for savings institutions in the 11th District of the Federal Home Loan Bank system for the month preceding the month in which the 11th District Cost of Funds Index is made available. Currently, the 11th District Cost of Funds Index is computed by the FHLB of San Francisco for each month by dividing the cost of funds (interest paid during the month by 11th District savings institutions on savings, advances and other borrowing) by the average of the total amount of those funds outstanding at the end of that month and the prior month and annualizing and adjusting the result to reflect the actual number of days in the particular month. If necessary, before these calculations are made, the component figures are adjusted by the FHLB of San Francisco to neutralize the effect of events such as member institutions leaving the 11th District or acquiring institutions outside the 11th District.

If the FHLB of San Francisco shall fail in any month to make available the 11th District Cost of Funds Index (each such failure being referred to herein as an "Alternate Rate Event"), then the 11th District Cost of Funds Rate for the Interest Determination Date after the Alternate Rate Event shall be calculated on the basis of the 11th District Cost of Funds Index most recently made available prior to such 11th District Costs of Funds Interest Determination Date. If an Alternate Rate Event occurs in the month immediately following a month in which a prior Alternate Rate Event occurred, then the 11th District Cost of Funds Rate for the Interest Determination Date immediately following the second Alternate Rate Event shall be calculated on the basis of the 11th District Cost of Funds Index most recently made available prior to such Interest Determination Date and, thereafter, the 11th District Cost of Funds Rate for each succeeding Interest Determination Date shall be LIBOR, determined as though the Interest Rate Basis were LIBOR and the Spread shall be plus or minus the number of basis points specified in the applicable 11th District Cost of Funds Rate Note as the "Alternate Rate Event Spread", if any.

In determining that the FHLB of San Francisco has failed in any month to make available the 11th District Cost of Funds Index, the Calculation Agent may rely conclusively on any written advice from the FHLB of San Francisco to such effect.

Determination of CMT Rate:

If the Interest Rate Basis specified on the face hereof is the CMT Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the CMT Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"CMT Rate" means, with respect to any CMT Interest Determination Date, the rate displayed on the Designated CMT
Telerate Page (as defined below) under the caption ". . . Treasury Constant Maturities . . . Federal Reserve
Board Release H.15 . . . Mondays Approximately 3:45 P.M.," under the column for the Designated CMT Maturity Index
(as defined below) for (i) if the Designated CMT Telerate Page is 7055, the rate on such CMT Interest
Determination Date and (ii) if the Designated CMT Telerate Page is 7052, the week, or the month, as applicable, ended immediately preceding the week in which the applicable CMT Interest Determination Date occurs. If such rate is no longer displayed on the relevant page, or if not displayed by 3:00 P.M., New York City time, on the
Calculation Date pertaining to such CMT Interest Determination Date, then th CMT Rate for such CMT Interest
Determination Date will be such treasury constant maturity rate for the Designated CMT Maturity Index as published in the relevant H.15(519). If such rate is no longer published, or if not published by 3:00 P.M., New
York City time, on the Calculation Date pertaining to such CMT Interest Determination Date, then the CMT Rate for such CMT Interest Determination Date will be such treasury constant maturity rate for the Designated CMT Maturity
Index (or other United States Treasury rate for the Designated CMT Maturity Index) for the CMT Interest
Determination Date with respect to such Interest Reset Date as may then be published by either the Federal
Reserve Board or the United States Department of the Treasury that the Calculation Agent determines to be comparable to the rate formerly displayed on the Designated CMT Telerate Page and published in the relevant
H.15(519). If such information is not provided by 3:00 P.M., New York City time, on the Calculation Date pertaining to such CMT Interest Determination Date, then the CMT Rate for the CMT Interest Determination Date will be calculated by the Calculation Agent and will be a yield to maturity, based on the arithmetic mean of the secondary market closing offer side prices as of approximately 3:30 P.M., New York City time, on the CMT Interest
Determination Date reported, according to their written records, by three leading primary United States government securities dealers (each, a "Reference Dealer") in The City of New York selected by the Calculation
Agent (from five such Reference Dealers selected by the Calculation Agent and eliminating the highest quotation
(or, in the event of equality, one of the highest) and the lowest quotation
 (or, in the event of equality, one of
the lowest)), for the most recently issued direct noncallable fixed rate obligations of the United States
("Treasury Notes") with an original maturity of approximately the Designated CMT Maturity Index and a remaining term to maturity of not less than such Designated CMT Maturity Index minus one year.  If the Calculation Agent
cannot obtain three such Treasury Note quotations, the CMT Rate for such CMT Interest Determination Date will be calculated by the Calculation Agent and will be a yield to maturity based on the arithmetic mean of the secondary market offer side prices as of approximately 3:30 P.M., New York City time, on the Interest Determination Date of three Reference Dealers in The City of New York (from five such Reference Dealers selected by the Calculation
Agent and eliminating the highest quotation (or, in the event of equality, one of the highest) and the lowest quotation (or, in the event of equality, one of the lowest)), for Treasury
 Notes with an original maturity of the
number of years that is the next highest to the Designated CMT Maturity Index and a remaining term to maturity closest to the Designated CMT Maturity Index and in an amount of at least
 $100,000,000.  If three or four (and
not five) of such Reference Dealers are quoting as described above, then the CMT Rate will be based on the arithmetic mean of the offer prices obtained and neither the highest nor the lowest of such quotes will be eliminated; provided however, that if fewer than three Reference Dealers selected by the Calculation Agent are quoting as described herein, the CMT Rate will be the CMT Rate in effect on such Interest Determination Date. If two Treasury Notes with an original maturity as described in the third preceding sentence, have remaining terms to maturity equally close to the Designated CMT Maturity Index, the quotes for the CMT Rate Note with the shorter remaining term to maturity will be used.

"Designated CMT Telerate Page" means the display on the Dow Jones Telerate Service on the page specified in the applicable supplement to the Offering Circular or herein, (or any other page as may replace such page on that service for the purpose of displaying Treasury Constant Maturities as published in H.15(519)), for the purpose of displaying Treasury Constant Maturities as published in H.15(519). If no such page is specified in the applicable supplement to the Offering Circular or herein, the Designated CMT Telerate Page shall be 7052, for the most recent week.

"Designated CMT Maturity Index" means the original period to maturity of the Treasury Notes (either one, two, three, five, seven, ten, twenty or thirty years) specified in the applicable supplement to the Offering Circular or herein, with respect to which the CMT Rate will be calculated. If no such maturity is specified in the applicable supplement to the Offering Circular or herein, the Designated CMT Maturity Index shall be two years.

General

Notwithstanding the determination of the interest rate as provided above, the interest rate on this Note for any interest period shall not be greater than the Maximum Interest Rate, if any, and/or less than the Minimum Interest Rate, if any, specified on the face hereof. The interest rate on this Note will in no event be higher than the maximum rate permitted under applicable state law as the same may be modified by United States law of general application.

The Calculation Agent will, upon the request of the beneficial owner of this Note, provide the interest rate then in effect and, if determined, the interest rate which will become effective as a result of a determination made with respect to the most recent Interest Determination Date with respect to this Note. Unless changed by the Bank, in its sole discretion, the Fiscal and Paying Agent will act as Calculation Agent for this Note and thereafter the Calculation Agent shall be such agent as selected by the Bank. The Bank shall notify the Registered Holder and the Depository Trust Company of any change in Calculation Agent.

The Interest Determination Date pertaining to an Interest Reset Date will be the second Business Day preceding such Interest Reset Date for all Notes other than Notes with an Interest Reset Basis of LIBOR or the Treasury Rate. If the
Interest Rate Basis specified on the face hereof is LIBOR, the Interest Determination Date pertaining to an Interest Reset Date will be the second London Business Day next preceding such Interest Reset Date. If the Interest Rate Basis specified on the face hereof is the Treasury Rate, the Interest Determination Date pertaining to an Interest Reset Date will be the day of the week in which such Interest Reset Date falls on which Treasury Bills would normally be auctioned (generally, Monday). If as the result of a legal holiday, an auction is held on the preceding Friday, such Friday will be the Interest Determination Date pertaining to the Interest Reset Date occurring in the next succeeding week. If an auction date shall fall on any Interest Reset Date for a Treasury Rate Note, then such Interest Reset Date shall instead be the first Business Day immediately following such auction.

All dollar amounts used in or resulting from any calculation will be rounded to the nearest cent with one-half cent being rounded upward. Unless otherwise specified herein, all percentages resulting from any calculation will be rounded, if necessary, to the nearest one-hundred thousandth of a percent, with five one-millionths of a percent rounded upwards, e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655) and 9.876544% (or .09876544) being rounded to 9.87654% or .0987654).

The "Calculation Date", where applicable, pertaining to an Interest Determination Date is the earlier of (i) the tenth calendar day after such Interest Determination Date, or if such day is not a Business Day, the next succeeding Business Day or (ii) the Business Day immediately preceding the applicable Interest Payment Date or Stated Maturity, as the case may be.

The Notes of this series are issuable only in registered form without coupon in denominations of $250,000 and integral multiples of $1,000 in excess thereof.

This Note may be subject to repayment at the option of the Registered Holder hereof on the Repayment Date(s) indicated on the face hereof. If no such date is set forth on the face hereof, this Note may not be so repaid at the option of the Registered Holder hereof prior to maturity. On each Repayment Date, if any, this Note shall be repayable in whole or in part in increments of $1,000 (provided that any remaining principal hereof shall be at least $500,000) at the option of the Registered Holder hereof at a repayment price equal to 100% of the principal amount to be repaid, or if this Note is an Original Issue Discount Note (as specified on the face hereof), the applicable Repayment Price specified on the face hereof together in the case of any such repayment with interest thereon payable to the Repayment Date, but interest installments due prior to the Repayment Date will be payable to the Registered Holder on the relevant Regular Record Date or special record date. For this Note to be repaid in whole or in part at the option of the Registered Holder hereof, _____________________________________, as Fiscal and Paying Agent, at [insert address]; Attention: _______________ , or at such other address of which the Bank shall from time to time notify the Registered Holder of the Notes, must receive not more than 45, nor less than 30, days prior to a Repayment Date, if any, either (i) this Note accompanied by the form entitled "Option to Elect Repayment" below duly completed, or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States of America setting forth the name of the Registered Holder, the principal amount of this Note, the principal amount of this Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with the form entitled "Option to Elect Repayment" on the Note duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed are received by the Fiscal and Paying Agent by such fifth Business Day. Exercise of such repayment option by the Registered Holder hereof shall be irrevocable, except a Registered Holder tendering after receipt of a notice of an extension of maturity.

If so provided on the face of this Note, this Note may be redeemed by the Bank on any Redemption Date (or range of Redemption Dates) so indicated on the face hereof. If no Redemption Date (or range of Redemption Dates) is set forth on the face hereof, this Note may not be redeemed prior to its Stated Maturity. If one or more Redemption Dates (or ranges of Redemption Dates) are so specified, this
Note is subject to redemption at the option of the Bank, upon notice by first-class mail, not less than 30 nor more than 45 days prior to the Redemption Date specified in such notice, at the applicable redemption price specified on the face hereof (expressed as a percentage of the principal amount of this Note) together in the case of any such redemption with accrued interest to the Redemption Date, but interest installments due will be payable to the Registered Holder on the relevant Regular Record Date if the Redemption Date is an Interest Payment Date. The Bank may elect to redeem less than the entire principal amount hereof; provided, that the principal amount, if any, of this Note that remains outstanding after such redemption is an Authorized Denomination. In the event of any redemption in part, the Bank will not be required to (i) issue, register the transfer of, or exchange any Note during a period beginning at the opening of business 15 days before the day of the mailing of the notice of redemption of Notes selected for redemption and ending at the close of business on the date of mailing of the relevant notice of redemption or (ii) register the transfer or exchange of any Note, or any portion thereof, called for redemption, except the unredeemed portion of any Note being redeemed in part.

Any money deposited with the Fiscal and Paying Agent for the payment of the principal of, premium (if any) or interest on this Note that remains unclaimed for two years after such principal, premium (if any) or interest has become due and payable shall be paid to the Bank and the Holder shall thereafter, as an unsecured general creditor, look only to the Bank for payment thereof, and all liability of the Fiscal and Paying Agent with respect to such money shall thereupon cease.

IN WITNESS WHEREOF, the Bank has caused this Note to be duly executed and countersigned as of the date set forth herein.

This Note is not valid for any purpose until countersigned by the Fiscal and Paying Agent or such other institution as may be appointed by the Bank and the certificate of authentication affixed hereon.


Countersigned for                             Trans Financial Bank,
                                              National Association
  authentication only

  as Fiscal and Paying Agent



By__________________________                  By__________________________
         Authorized Signature                        Authorized Signature



                                                              Attest:



                                                              ------------------
                                                                 Secretary

                                              OPTION TO ELECT REPAYMENT

The undersigned hereby irrevocably request (s) and instruct (s) the Bank to repay the within Note (or portion thereof specified below) pursuant to its terms at a price equal to the principal amount thereof, together with interest to the repayment date, to the undersigned, at


           (Please print or typewrite name and address of the Undersigned)

For this Note to be repaid the Fiscal and Paying Agent must receive at [insert name and address]; Attention: _______________, or at such other place or places of which the Company shall from time to time notify the Holder of the within Note, not more than 45, nor less than 30, days prior to a Repayment Date, if any, shown on the face of the within Note, either (i) this Note with this "Option to Elect Repayment" form duly completed, or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States of America setting forth the name of the Registered Holder of the Note, the principal amount of the Note, the principal amount of the Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with the form entitled "Option to Elect Repayment" duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed are received by the Fiscal and Paying Agent by such fifth Business Day.

If less than the entire principal amount of the within Note is to be repaid, specify the portion thereof (which shall be increments of $1,000) which the Holder elects to have repaid: $________; and specify the denomination or denominations (which shall be $500,000 or an integral multiple of $1,000 in excess of $500,000) of the Notes to be issued to the Holder for the portion of the within Note not being repaid (in the absence of any such specification, one such Note will be issued for the portion not being repaid): $________.

Date:_______________                        ____________________________________
                                                     Note: The signature on this
                                                     Option  to Elect  Repayment
                                                     must  correspond  with  the
                                                     name as  written  upon  the
                                                     face of this  Note in every
                                                     particular          without
                                                     alteration or enlargement.

                                              -------------------------
                                                    ABBREVIATIONS


The following abbreviations, when used in the inscription on the face of this instrument, shall be construed as though they were written out in full according to applicable laws or regulations:

                  TEN COM -- as tenants in common

                  TEN ENT -- as tenants by the entireties

                  JT ENT  -- as joint tenants and not as tenants in common
                                                                      Custodian
                  UNIF GIFT MIN ACT --
 ................................................................................
                                                              (Cust)    (Minor)
                                               under Uniform Gift to Minors Act

 ..............................................................................
                                                                        (State)

Additional abbreviations may be used though not in the above list.



FOR VALUE RECEIVED the undersigned hereby sells, assigns and transfers unto PLEASE INSERT SOCIAL SECURITY OR
OTHER IDENTIFYING NUMBER OF ASSIGNEE



(Name and address of assignee, including zip code, must be printed or typewritten)



the within Note, and all rights thereunder, hereby irrevocably constituting and appointing to transfer said Note on the books of the within company, with full power of substitution in the premises.


Dated:


NOTICE: The signature to this assignment must correspond with the name as written upon the face of the within Note in every particular, without alteration or enlargement or any change whatever and must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Fiscal and Paying Agent, which requirements include membership or participation in STAMP or such other "signature guaranty program" as may be determined by the Fiscal and Paying Agent in addition to or in substitution for STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------







                                 EXHIBIT B-2 TO
                                FISCAL AND PAYING
                                AGENCY AGREEMENT
                             (Medium-Term Floating)


UNLESS AND UNTIL IT IS EXCHANGED IN WHOLE OR IN PART FOR NOTES IN CERTIFICATED FORM, THIS NOTE MAY NOT BE TRANSFERRED EXCEPT AS A WHOLE BY THE DEPOSITARY TO A NOMINEE OF THE DEPOSITARY OR BY A NOMINEE OF THE DEPOSITARY TO THE DEPOSITARY OR ANOTHER NOMINEE OF THE DEPOSITARY OR BY THE DEPOSITARY OR ANY SUCH NOMINEE TO A SUCCESSOR DEPOSITARY OR A NOMINEE OF SUCH SUCCESSOR DEPOSITARY. UNLESS THIS CERTIFICATE IS PRESENTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY (55 WATER STREET, NEW YORK, NEW YORK) TO THE ISSUER OR ITS AGENT FOR REGISTRATION OF TRANSFER OR EXCHANGE AND ANY CERTIFICATE ISSUED IS REGISTERED IN THE NAME OF CEDE & CO. OR SUCH OTHER NAME AS REQUESTED BY AN AUTHORIZED REPRESENTATIVE OF THE DEPOSITORY TRUST COMPANY AND ANY PAYMENT IS MADE TO CEDE & CO., ANY TRANSFER, PLEDGE OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL SINCE THE REGISTERED OWNER HEREOF, CEDE & CO., HAS AN INTEREST HEREIN.

[Senior Bank Note: THIS BANK NOTE IS A DIRECT, UNCONDITIONAL, UNSECURED AND UNSUBORDINATED GENERAL OBLIGATION OF
THE BANK. THE OBLIGATION EVIDENCED BY THIS BANK NOTE RANKS PARI PASSU WITH ALL OTHER UNSECURED AND
UNSUBORDINATED OBLIGATIONS OF THE BANK, EXCEPT OBLIGATIONS THAT ARE SUBJECT TO ANY PRIORITIES OR PREFERENCES
UNDER APPLICABLE LAW, INCLUDING DEPOSIT OBLIGATIONS.]

[Subordinated Bank Note: "THE OBLIGATION EVIDENCED BY THIS BANK NOTE IS UNSECURED AND IS SUBORDINATED AND JUNIOR
IN RIGHT OF PAYMENT TO THE BANK'S OBLIGATIONS TO ITS DEPOSITORS AND TO THE BANK'S OTHER OBLIGATIONS TO ITS
GENERAL AND SECURED CREDITORS AND IS INELIGIBLE AS COLLATERAL TO SECURE A LOAN FROM THE BANK.]

THIS BANK NOTE DOES NOT EVIDENCE A DEPOSIT AND IS NOT INSURED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION OR ANY OTHER GOVERNMENT AGENCY OR OTHER INSURER.


REGISTERED                                                           REGISTERED
No. FLR. _______________
CUSIP __________________


                                                 FLOATING RATE NOTE
                                     TRANS FINANCIAL BANK, NATIONAL ASSOCIATION


ORIGINAL ISSUE DATE:                        STATED MATURITY:


INITIAL INTEREST RATE:              SPREAD:


INDEX MATURITY:                     SPREAD MULTIPLIER:


INTEREST RATE BASIS:                        INTEREST ACCRUAL DATE:


MAXIMUM INTEREST RATE:              INTEREST DETERMINATION DATES:


MINIMUM INTEREST RATE:              CALCULATION DATE:


INTEREST RESET DATES:               REDEMPTION DATES:


REPAYMENT DATE(S):                          REDEMPTION PRICE:


REPAYMENT PRICE:                    OTHER REDEMPTION TERMS:


OTHER REPAYMENT TERMS:              OTHER TERMS:

If this Note was issued with "original issue discount" for purposes of Section 1273 of the Internal Revenue Code of 1986, as amended, the following shall be completed:

ORIGINAL ISSUE DISCOUNT NOTE:    TOTAL AMOUNT OF OID:    ISSUE PRICE (expressed
                                                         as a percentage of
                                                    aggregate principal amount):
----

----
----
 Yes     No
-------------------------------------
--------------------

--------------------
--------------------
      14
YIELD TO MATURITY:      SHORT ACCRUAL PERIOD OID:     METHOD USED TO DETERMINE
                                                      YIELD FOR SHORT
                                                      ACCRUAL PERIOD:
                                                                          --

                                                                          --
                                                                          --

                                                           Approximate   Exact
                                                      --------------------------
                                                      ------------------------

                                                      -------------------------
                                                      -------------------------

--------------------------------------

-------------------------------------------------------------------------------


Trans Financial Bank, National Association (the "Bank", which term includes any successor thereof) for value received, hereby promises to pay the sum of ____________________ U.S. dollars ($________) to CEDE & CO. (the "Registered
Holder") as nominee of The Depository Trust Company ("DTC") as custodian for participants each acting for themselves and as nominee or custodian for others, including trusts, pension and retirement plans and accounts, fiduciaries, custodians and nominees (the "Participants") on the Stated Maturity and to pay interest on a regular periodic basis as specified herein.

Interest on this Note shall be payable monthly, quarterly, semiannually, or annually on each Interest Payment Date specified herein and on the Stated Maturity specified herein at a rate per annum equal to the Initial Interest Rate specified herein until the first Interest Reset Date specified herein following the Original Issue Date specified herein and thereafter at a rate determined in accordance with the provisions herein under the heading(s) "Determination of Commercial Paper Rate", "Determination of Fed Funds Rate", "Determination of LIBOR", "Determination of Treasury Rate", "Determination of Prime Rate",
"Determination of J.J. Kenny Rate", "Determination of 11th District Cost of Funds Rate" or "Determination of CMT Rate", depending upon whether the Interest Rate Basis is Commercial Paper Rate, Fed Funds Rate, LIBOR, Treasury Rate, Prime Rate, J.J. Kenny Rate, 11th District Cost of Funds Rate or CMT Rate to the person in whose name this Note is registered at the close of business on the Regular Record Date whether or not a Business Day (as defined herein); provided, however, that if the Original Issue Date is between a Regular Record Date and an Interest Payment Date, interest payments will commence on the Interest Payment Date following the next succeeding Regular Record Date; and provided, further, that if an Interest Payment Date or Interest Reset Date would fall on a day that is not a Business Day, such Interest Payment Date or Interest Reset Date shall be the following day that is a Business Day, except that if the Interest Rate Basis is LIBOR, where such following Business Day falls in the next calendar month, such Interest Payment Date or Interest Reset Date shall be the next preceding day that is a Business Day. "Business Day" means any day that is not a Saturday or Sunday and that is not a day on which banking institutions are authorized or obligated by law or executive order to close in the City of New York or the City of Bowling Green, Kentucky; or with respect to LIBOR Notes, is also a London Business Day. "London Business Day" means any day on which dealings in deposits in U.S. dollars are transacted in the London interbank market.

Principal, premium, if any, and interest payments on Notes will be made in immediately available funds to the Registered Holder.

The Registered Holders may declare the principal amount of, and accrued interest on, this Note to be due and payable immediately if an Event of Default with respect to the Note shall have occurred and be continuing at the time of such declaration. Any Event of Default with respect to this Note may be waived by the Registered Holder.

[Senior Bank Notes: For purposes of this Note, an "Event of Default" shall mean any one of the following events:

-------------------------------------------------------------------------------
                  default in the payment of any interest upon the Note when it becomes due and payable, and continuance of such default for a period of 30 days; or
-------------------------------------------------------------------------------

                            default in the payment of the principal of (or
                  premium, if any, on) the Note when
                  due; or

                            default  in  the  performance  of  any  covenant  or
                  agreement of the Bank contained in the Note which continues for 60 days after receipt of written notice given by the Registered Holder; or

                            the  Bank  shall  consent  to the  appointment  of a
                  conservator or receiver or liquidator or trustee or other similar official in any insolvency, receivership, liquidation, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Bank or of or relating to all or substantially all of its property; or a decree or order of a court or agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, receivership, liquidation readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Bank and such decree or order shall have remained in force undischarged or unstayed for a period of 60 consecutive days; or the Bank shall file a petition to take advantage of any applicable insolvency or reorganization statute.]

[Subordinated Bank Notes: "For purposes of this Note, an "Event of Default" shall occur if the Bank shall consent to the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings of or relating to the Bank or of or relating to all or substantially all of its property; or a decree or order of a court or agency or supervisory authority having jurisdiction in the premises for the appointment of a conservator or receiver or liquidator or trustee or other similar official in any insolvency, readjustment of debt, marshaling of assets and liabilities or similar proceedings, or for the winding-up or liquidation of its affairs, shall have been entered against the Bank and such decree or order shall have remained in force undischarged or unstayed for a period of 60 consecutive days; or the Bank shall file a petition to take advantage of any applicable insolvency or reorganization statute.]

The holder of this Note, by its acceptance hereof, agrees that the indebtedness of the Bank evidenced by this Note, including the principal and interest, is unsecured and subordinate and junior in right of payment to the Bank's obligations to its depositors, its obligations under banker's acceptances and letters of credit, and its obligations to its other creditors (including any obligations to any Federal Reserve Bank and the FDIC), whether outstanding at the time this Note is issued or thereafter incurred (except any obligations which by their express terms rank on a parity with or junior to this Note), in that in the case of any insolvency proceedings, receivership, conservatorship, reorganization, readjustment of debt, marshalling of assets and liabilities or similar proceedings or any liquidation or winding up of or relating to the Bank, whether voluntary or involuntary, all such obligations (except obligations which rank on a parity with or junior to this Note) shall be entitled to be paid in full before any payment shall be made on account of the principal of or interest on this Note. In the event of any such proceeding, after payment in full of all sums owing with respect to such prior obligations, the holder of this Note, together with the holders of any obligations of the Bank ranking on a parity with this Note, shall be entitled to be paid pro rata from the remaining assets of the Bank the unpaid principal of, and the unpaid interest on, this Note or such other obligations before any payment or other distribution, whether in cash, property, or otherwise, shall be made on account of any capital stock or any obligations of the Bank ranking junior to this Note.

This Note contains no limitation on the amount of senior debt, deposits or other obligations that rank senior to this Note that may be hereafter incurred or assumed by the Bank.]

All notices to the Bank under this Note shall be in writing or addressed to the Fiscal and Paying Agent at [insert name and address]; Attention:
__________________, or to such other address as the Bank may notify the Registered Holder.

This Note shall be governed by and construed in accordance with the laws of the State of New York.

No interest will accrue on this Note after its maturity.

Interest:

Interest payable with respect to each interest payment period shall accrue to but not include the applicable Interest Payment Date or the Stated Maturity, as the case may be. Accrued interest hereon from the Issue Date or from the last date to which interest shall have been paid, as the case may be, shall be an amount calculated by multiplying the face amount hereof by an accrued interest factor. Such accrued interest factor shall be computed by adding the interest factors calculated for each day from the Original Issue Date or from the last date to which interest shall have been paid, as the case may be, to the date for which accrued interest is being calculated. The interest factor for each such day shall be computed by dividing the interest rate applicable to such day by 360 if the Interest Rate Basis is Commercial Paper Rate, Fed Funds Rate, LIBOR, Prime Rate, J.J. Kenny Rate or 11th District Cost of Funds Rate, as indicated herein, or by the actual number of days in the year if the Interest Rate Basis is the Treasury Rate or CMT Rate, as indicated herein.

The rate of interest borne by this Note will be reset daily, weekly, monthly, quarterly, semiannually or annually, as specified above. The "Interest Reset Date" will be the date specified above; provided, however, that (i) the interest rate in effect from the Original Issue Date to the first Interest Reset Date will be the "Initial Interest Rate" (as specified herein) and (ii) the interest rate in effect for the ten days immediately prior to the Stated Maturity, will be that in effect on the tenth day preceding such date. Each such adjusted rate shall be applicable on and after the Interest Reset Date to which it relates, to, but not including, the next succeeding Interest Reset Date, or until the Stated Maturity, as the case may be. If any Interest Reset Date would otherwise be a day that is not a Business Day, such Interest Reset Date shall be postponed to the next succeeding day that is a Business Day, except that in the case of a LIBOR Note, where such following Business Day is in the next succeeding calendar month, such Interest Reset Date shall be the immediately preceding Business Day.

Determination of Commercial Paper Rate:

If the Interest Rate Basis specified on the face hereof is the Commercial Paper Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the Commercial Paper Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"Commercial Paper Rate" means, with respect to any Interest Determination Date, the Money Market Yield (calculated as described below) of the rate quoted on a discount basis on that date for commercial paper having the Index Maturity specified on the face hereof as made available and subsequently published by the Board of Governors of the Federal Reserve System (the "Federal Reserve") in "Statistical Release H.15(519), Selected Interest Rates" or any successor publication ("H.15(519)") under the heading "Commercial Paper". If by 3:00 p.m., New York City time, on the Calculation Date (as defined below) such rate is not yet made available by the Federal Reserve nor made available by the Federal Reserve Bank of New York (the "New York Fed"), then the Commercial Paper Rate shall be the Money Market Yield on such Interest Determination Date of the rate of commercial paper of the Index Maturity specified on the face hereof as published by the New York Fed in its daily statistical release, "Composite 3:30 P.M. Quotations for U.S. Government Securities" ("Composite Quotations") under the heading "Commercial Paper" prior to 3:00 P.M., New York City Time. If such rate is neither published in H.15(519) nor in Composite Quotations by 3:00 P.M. New York City time, on the Calculation Date, the Commercial Paper Rate for that Interest Determination Date shall be calculated by the Calculation Agent (as defined below) and shall be the Money Market Yield of the arithmetic mean (each as rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) of the offered rates of three leading dealers of commercial paper in the City of New York selected by the Calculation Agent as of 11:00 a.m., New York City time, on that Interest Determination Date, for commercial paper having such Index Maturity placed for an industrial issuer whose senior unsecured bond rating is "AA" or the equivalent from a nationally recognized securities rating agency; provided, however, that if the dealers selected as aforesaid by the Calculation Agent are not quoting as mentioned in this sentence, the Commercial Paper Rate with respect to such Interest Determination Date will be the Commercial Paper Rate in effect on such Interest Determination Date.

"Money Market Yield" shall be a yield (expressed as a percentage rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) calculated in accordance with the following formula:

                                                               D x 360
                               Money Market Yield = ..................... x 100
                                                           360 - (D x M)

where "D" refers to the per annum rate for the commercial paper, quoted on a bank discount basis and expressed as a decimal, and "M" refers to the actual number of days in the interest period for which interest is being calculated.

Determination of Fed Funds Rate:

If the Interest Rate Basis specified on the face hereof is the Fed Funds Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the Fed Funds Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"Fed Funds Rate" means, with respect to any Interest Determination Date, the rate on that day for Federal Funds having the Index Maturity specified on the face hereof as made available and subsequently published in H.15(519) under the heading "Federal Funds (Effective)." In the event that such rate is not so made available by 3:00 p.m., New York City time, on the Calculation Date pertaining to such Interest Determination Date, the Fed Funds Rate will be the rate on such Interest Determination Date for Federal Funds having the Index Maturity specified on the face hereof as is made available and subsequently published in Composite Quotations under the heading "Federal Funds/Effective Rate." If such rate is neither made available by the Federal Reserve nor made available by the New York Fed by 3:00 p.m., New York City time, on the Calculation Date pertaining to such Interest Determination Date, the Fed Funds Rate for such Interest Determination Date will be calculated by the Calculation Agent and will be the arithmetic mean (rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point) of the rates for the last transaction in overnight Federal funds arranged by three leading brokers of Federal funds transactions in the City of New York selected by the Calculation Agent as of 9:00 a.m., New York City time, on such Interest Determination Date; provided, however, that if the brokers selected as aforesaid by the Calculation Agent are not quoting as mentioned in this sentence, the Fed Funds Rate will be the Fed Funds Rate in effect on such Interest Determination Date.

Determination of LIBOR:

If the Interest Rate Basis specified on the face hereof is LIBOR, the interest rate with respect to this Note for any Interest Reset Date shall be LIBOR plus or minus the Spread, if any, or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"LIBOR" will be determined by the Calculation Agent in accordance with the following provisions:

                    LIBOR will be, as specified on the face hereof, either (i) the arithmetic mean of the offered rates for deposits in U.S. dollars having the Index Maturity designated on the face hereof commencing on the second London Business Day immediately following that LIBOR Interest Determination Date, that appear on the Reuters Screen LIBO Page as of 11:00 A.M., London time, on that LIBOR Interest Determination Date, if at least two such offered rates appear on the Reuters Screen LIBO Page ("LIBOR Reuters"), or (ii) the rate for deposits in U.S. dollars having the Index Maturity designated on the face hereof commencing on the second London Business Day immediately following that LIBOR Interest Determination Date, that appears on the Telerate Page 3750, as of 11:00 A.M., London time, on that LIBOR
         Interest Determination Date ("LIBOR Telerate"). "Reuters Screen LIBO Page" means the display designated as page "LIBO" on the Reuters Monitor Money Rates Service (or such other page as may replace the LIBO page on that service for the purpose of displaying London interbank offered rates of major banks). "Telerate Page 3750" means the display designated as page "3750" on the Telerate Service (or such other page as may replace the 3750 page on that service or such other service or services as may be nominated by the British Bankers' Association for the purpose of displaying London interbank offered rates for U.S. dollar deposits). If neither LIBOR Reuters nor LIBOR Telerate is specified in the Book-Entry Bank Note representing such LIBOR Note, LIBOR will be determined as if LIBOR Telerate has been specified. If fewer than two offered rates appear on the Reuters Screen LIBO Page, or if no rate appears on the Telerate Page 3750, as applicable, LIBOR in respect of that LIBOR Interest Determination Date will be determined as if the parties had specified the rate described in (b) below.

           With respect to a LIBOR Interest Determination Date on which fewer than two offered rates appear on the Reuters Screen LIBO Page, as specified in (a)(i) above, or on which no rate appears on Telerate Page 3750, as specified in (a)(ii) above, as applicable, LIBOR will be determined on the basis of the rates at which deposits in U.S. dollars having the Index Maturity designated on the face hereof are offered at approximately 11:00 A.M., London time, on that LIBOR Interest Determination Date by four major banks in the London interbank market selected by the Calculation Agent ("LIBOR Reference Banks") to prime banks in the London interbank market commencing on the second London Business Day immediately following that LIBOR Interest Determination Date and in a principal amount equal to an amount of not less than $1,000,000 that is representative for a single transaction in such market at such time. The Calculation Agent will request the principal London office of each of the LIBOR Reference Banks to provide a quotation of its rate. If at least two such quotations are provided, LIBOR in respect of that LIBOR Interest Determination Date will be the arithmetic mean of such quotations. If fewer than two quotations are provided, LIBOR in respect of that LIBOR Interest Determination Date will be the arithmetic mean of the rates quoted at approximately 11:00 A.M., New York City time, on that LIBOR Interest Determination Date by three major banks in The City of New York selected by the Calculation Agent for loans in U.S. dollars to leading European banks having the Index Maturity designated on the face hereof commencing on the second London Business Day immediately following that LIBOR Interest Determination Date and in a principal amount equal to an amount of not less than $1,000,000 that is representative for a single transaction in such market at such time; provided, however, that if the banks selected as aforesaid by the Calculation Agent are not quoting as mentioned in this sentence, LIBOR with respect to such LIBOR Interest Determination Date will be the rate of LIBOR in effect on such date.

Determination of Treasury Rate:

If the Interest Rate Basis specified on the face hereof is the Treasury Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the Treasury Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"Treasury Rate" means, with respect to any Interest Determination Date, the rate for the most recent auction of direct obligations of the United States ("Treasury Bills") having the Index Maturity specified on the face hereof as published in H.15(519) under the heading "U.S. Government Securities/Treasury Bills/Auction Average (Investment)" or, if not so made available by 3:00 p.m., New York City time, on the Calculation Date pertaining to such Interest Determination Date the auction average rate (expressed as a bond equivalent, on the basis of a year of 365 or 366 days, as applicable, and applied on a daily basis) for such auction or as otherwise announced by the United States Department of the Treasury by 3:00 p.m., New York City time, on such Calculation Date. In the event that the results of the auction of Treasury Bills having the Index Maturity specified on the face hereof are neither made available by the Federal Reserve nor otherwise published or reported as provided above by 3:00 p.m., New York City time, on such Calculation Date or no such auction is held in a particular week, then the Treasury Rate shall be calculated by the Calculation Agent and shall be a yield to maturity (expressed as a bond equivalent, rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point, on the basis of a year of 365 or 366 days, as applicable, and applied on a daily basis) of the arithmetic mean of the secondary market bid rates, as of 3:30 p.m., New York City time, on such Interest Determination Date, of three leading primary United States government securities dealers selected by the Calculation Agent, for the issue of Treasury Bills with a remaining maturity closest to the Index Maturity specified on the face hereof; provided, however, that if the dealers selected as aforesaid by the Calculation Agent are not quoting as mentioned in this sentence, the Treasury Rate with respect to such Interest Determination Date will be the Treasury Rate in effect on such Interest Determination Date.

Determination of Prime Rate:

If the Interest Rate Basis specified on the face hereof is the Prime Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the Prime Rate plus or minus the Spread, if any, and/or multiplied by the Spread multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"Prime Rate" for each such Interest Reset Date will be determined as of the Prime Rate Interest Determination Date and will be the rate as such rate is published in H.15(519) under the heading "Bank Prime Loan." If such rate is not published prior to 3:00 P.M., New York City time, on the related Calculation Date, then the Prime Rate shall be the arithmetic mean of the rates of interest publicly announced by each bank that appears on the Reuters Screen NYMF Page (as defined below) as such bank's prime rate or base lending rate as in effect for such Prime Rate Interest Determination Date. If fewer than four such rates but more than one such rate appear on the Reuters Screen NYMF Page for such Prime Rate Interest Determination Date, the Prime Rate shall be the arithmetic mean of the prime rates quoted on the basis of the actual number of days in the year divided by a 360-day year as of the close of business on such Prime Rate Interest Determination Date by three, or two if only two such rates are quoted, major money center banks in The City of New York (which may include affiliates of certain of the Agents) selected by the Calculation Agent. If fewer than two such rates appear on the Reuters Screen NYMF Page, the Prime Rate will be determined by the Calculation Agent on the basis of the rates furnished in The City of New York by three, or two if only two such rates are quoted, substitute banks or trust companies organized and doing business under the laws of the United States, or any state thereof, having total equity capital of at least $500 million and being subject to supervision or examination or state authority, selected by the Calculation Agent to provide such rate or rates; provided, however, that if fewer than two such substitute banks or trust companies selected as aforesaid are quoting as mentioned in this sentence, the Prime Rate determined as of such Prime Rate Interest Determination Date shall be the Prime Rate in effect on such Prime Rate Interest Determination Date.

"Reuters Screen NYMF Page" means the display designated as page "NYMF" on the Reuters Monitor Money Rates Service (or such other page as may replace the NYMF page on that service for the purpose of displaying prime rates or base lending rates of major United States banks).

Determination of J.J. Kenny Rate:

If the Interest Rate Basis specified on the face hereof is the J.J. Kenny Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the J.J. Kenny Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"J.J. Kenny Rate" means the rate in the high grade weekly index (the "Weekly Index") on such date made available by Kenny Information Systems ("Kenny") to the Calculation Agent. The Weekly Index is, and shall be, based upon 30-day yield evaluations at par of bonds, the interest of which is exempt from Federal income taxation under the Internal Revenue Code of 1986, as amended, of not less than five high grade component issuers selected by Kenny which shall include, without limitation, issuers of general obligation bonds. The specific issuers included among the component issuers may be changed from time to time by Kenny in its discretion. The bonds on which the Weekly Index is based shall not include any bonds on which the interest is subject to a minimum tax or similar tax under the Internal Revenue Code of 1986, as amended, unless all tax-exempt bonds are subject to such tax. In the event Kenny ceases to make available such Weekly Index, a successor indexing agent will be selected by the Calculation Agent, such index to reflect the prevailing rate for bonds rated in the highest short-term rating category by Moody's Investors Service, Inc. and Standard & Poor's Corporation in respect of issuers most closely resembling the high grade component issuers selected by Kenny for its Weekly Index, the interest on which is (A) variable on a weekly basis, (B) exempt from Federal income taxation under the Internal Revenue Code of 1986, as amended, and (C) not subject to a minimum tax or similar tax under the Internal Revenue of Code of 1986, as amended, unless all tax-exempt bonds are subject to such tax. If such successor indexing agent is not available, the rate for any J.J. Kenney Interest Determination Date shall be 67% of the rate determined if the Treasury Rate option had been originally selected. The Calculation Agent shall calculate the J.J. Kenny Rate in accordance with the foregoing.

Determination of 11th District Cost of Funds Rate:

If the Interest Rate Basis specified on the face hereof is the 11th District Cost of Funds Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the 11th District Cost of Funds Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

Unless otherwise indicated in an applicable supplement to the Offering Circular or on the Book-Entry Bank Note representing an 11th District Cost of Funds Rate Note, "11th District Cost of Funds Rate" means, with respect to any 11th District Cost of Funds Interest Determination Date, the monthly 11th District Cost of Funds Index (the "11th District Cost of Funds Index") normally made available and subsequently published by the Federal Home Loan Bank of San Francisco (the "FHLB of San Francisco") during the month immediately preceding the Interest Reset Date to which such 11th District Cost of Funds Interest Determination Date applies.

The 11th District Cost of Funds Index is normally made available by the FHLB of San Francisco on the last day on which the FHLB of San Francisco is open for business in each month and represents the monthly weighted average cost of funds for savings institutions in the 11th District of the Federal Home Loan Bank system for the month preceding the month in which the 11th District Cost of Funds Index is made available. Currently, the 11th District Cost of Funds Index is computed by the FHLB of San Francisco for each month by dividing the cost of funds (interest paid during the month by 11th District savings institutions on savings, advances and other borrowing) by the average of the total amount of those funds outstanding at the end of that month and the prior month and annualizing and adjusting the result to reflect the actual number of days in the particular month. If necessary, before these calculations are made, the component figures are adjusted by the FHLB of San Francisco to neutralize the effect of events such as member institutions leaving the 11th District or acquiring institutions outside the 11th District.

If the FHLB of San Francisco shall fail in any month to make available the 11th District Cost of Funds Index (each such failure being referred to herein as an "Alternate Rate Event"), then the 11th District Cost of Funds Rate for the Interest Determination Date after the Alternate Rate Event shall be calculated on the basis of the 11th District Cost of Funds Index most recently made available prior to such Interest Determination Date. If an Alternate Rate Event occurs in the month immediately following a month in which a prior Alternate Rate Event occurred, then the 11th District Cost of Funds Rate for the Interest Determination Date immediately following the second Alternate Rate Event shall be calculated on the basis of the 11th District Cost of Funds Index most recently made available prior to such 11th District Cost of Funds Interest Determination Date and, thereafter, the 11th District Cost of Funds Rate for each succeeding Interest Determination Date shall be LIBOR, determined as though the Interest Rate Basis were LIBOR and the Spread shall be plus or minus the number of basis points specified in the applicable 11th District Cost of Funds Rate Note as the "Alternate Rate Event Spread", if any.

In determining that the FHLB of San Francisco has failed in any month to make available the 11th District Cost of Funds Index, the Calculation Agent may rely conclusively on any written advice from the FHLB of San Francisco to such effect.

Determination of CMT Rate:

If the Interest Rate Basis specified on the face hereof is the CMT Rate, the interest rate with respect to this Note for any Interest Reset Date shall be the CMT Rate plus or minus the Spread, if any, and/or multiplied by the Spread Multiplier, if any, as specified on the face hereof, as determined on the applicable Interest Determination Date.

"CMT Rate" means, with respect to any CMT Interest Determination Date, the rate displayed on the Designated CMT
Telerate Page (as defined below) under the caption ". . . Treasury Constant Maturities . . . Federal Reserve
Board Release H.15 . . . Mondays Approximately 3:45 P.M.," under the column for the Designated CMT Maturity Index as defined below) for (i) if the Designated CMT Telerate Page is 7055, the rate on such CMT Interest
Determination Date and (ii) if the Designated CMT Telerate Page is 7052, the week, or the month, as applicable, ended immediately preceding the week in which the applicable CMT Interest Determination Date occurs. If such rate is no longer displayed on the relevant page, or if not displayed by 3:00 P.M., New York City time, on the
Calculation Date pertaining to such CMT Interest Determination Date, then the CMT Rate for such CMT Interest
Determination Date will be such treasury constant maturity rate for the Designated CMT Maturity Index as published in the relevant H.15(519). If such rate is no longer published, or if not published by 3:00 P.M., New
York City time, on the Calculation Date pertaining to such CMT Interest Determination Date, then the CMT Rate for such CMT Interest Determination Date will be such treasury constant maturity rate for the Designated CMT Maturity
Index (or other United States Treasury rate for the Designated CMT Maturity
 Index) for the CMT Interest
Determination Date with respect to such Interest Reset Date as may then be published by either the Federal
Reserve Board or the United States Department of the Treasury that the
 Calculation Agent determines to be
comparable to the rate formerly displayed on the Designated CMT Telerate
Page and published in the relevant
H.15(519).  If such information is not provided by 3:00 P.M., New York City time, on the Calculation Date
pertaining to such CMT Interest Determination Date, then the CMT Rate for the
 CMT Interest Determination Date
will be calculated by the Calculation Agent and will be a yield to maturity, based on the arithmetic mean of the
secondary market closing offer side prices as of approximately 3:30 P.M., New York City time, on the CMT Interest
Determination Date reported, according to their written records, by three leading primary United States
government securities dealers (each, a "Reference Dealer") in The City of New York selected by the Calculation
Agent (from five such Reference Dealers selected by the Calculation Agent and eliminating the highest quotation
(or, in the event of equality, one of the highest) and the lowest quotation (or, in the event of equality, one of the lowest)), for the most recently issued direct noncallable fixed rate obligations of the United States
("Treasury Notes") with an original maturity of approximately the Designated CMT Maturity Index and a remaining term to maturity of not less than such Designated CMT Maturity Index minus one year. If the Calculation Agent cannot obtain three such Treasury Note quotations, the CMT Rate for such CMT Interest Determination Date will be calculated by the Calculation Agent and will be a yield to maturity based on the arithmetic mean of the secondary market offer side prices as of approximately 3:30 P.M., New York City time, on the Interest Determination Date of three Reference Dealers in The City of New York (from five such Reference Dealers selected by the Calculation
Agent and eliminating the highest quotation (or, in the event of equality, one of the highest) and the lowest quotation (or, in the event of equality, one of the lowest)), for Treasury Notes with an original maturity of the number of years that is the next highest to the Designated CMT Maturity Index and a remaining term to maturity closest to the Designated CMT Maturity Index and in an amount of at least $100,000,000. If three or four (and not five) of such Reference Dealers are quoting as described above, then the CMT Rate will be based on the arithmetic mean of the offer prices obtained and neither the highest nor the lowest of such quotes will be eliminated; provided however, that if fewer than three Reference Dealers selected by the Calculation Agent are quoting as described herein, the CMT Rate will be the CMT Rate in effect on such Interest Determination Date. If two Treasury Notes with an original maturity as described in the third preceding sentence, have remaining terms to maturity equally close to the Designated CMT Maturity Index, the quotes for the CMT Rate Note with the shorter remaining term to maturity will be used.

"Designated CMT Telerate Page" means the display on the Dow Jones Telerate Service on the page specified in the applicable supplement to the Offering Circular or herein, (or any other page as may replace such page on that service for the purpose of displaying Treasury Constant Maturities as published in H.15(519)), for the purpose of displaying Treasury Constant Maturities as published in H.15(519). If no such page is specified in the applicable supplement to the Offering Circular or herein, the Designated CMT Telerate Page shall be 7052, for the most recent week.

"Designated CMT Maturity Index" means the original period to maturity of the Treasury Notes (either one, two, three, five, seven, ten, twenty or thirty years) specified in the applicable supplement to the Offering Circular or herein, with respect to which the CMT Rate will be calculated. If no such maturity is specified in the applicable supplement to the Offering Circular or herein, the Designated CMT Maturity Index shall be two years.

General

Notwithstanding the determination of the interest rate as provided above, the interest rate on this Note for any interest period shall not be greater than the Maximum Interest Rate, if any, and/or less than the Minimum Interest Rate, if any, specified on the face hereof. The interest rate on this Note will in no event be higher than the maximum rate permitted under applicable state law as the same may be modified by United States law of general application.

The Calculation Agent will, upon the request of the beneficial owner of this Note, provide the interest rate then in effect and, if determined, the interest rate which will become effective as a result of a determination made with respect to the most recent Interest Determination Date with respect to this Note. Unless changed by the Bank, in its sole discretion, the Fiscal and Paying Agent will act as Calculation Agent for this Note and thereafter the Calculation Agent shall be such agent as selected by the Bank. The Bank shall notify the Registered Holder and the Depository Trust Company of any change in Calculation Agent.

The Interest Determination Date pertaining to an Interest Reset Date will be the second Business Day preceding such Interest Reset Date for all Notes other than Notes with an Interest Reset Basis of LIBOR or the Treasury Rate. If the
Interest Rate Basis specified on the face hereof is LIBOR, the Interest Determination Date pertaining to an Interest Reset Date will be the second London Business Day next preceding such Interest Reset Date. If the Interest Rate Basis specified on the face hereof is the Treasury Rate, the Interest Determination Date pertaining to an Interest Reset Date will be the day of the week in which such Interest Reset Date falls on which Treasury Bills would normally be auctioned (generally, Monday). If as the result of a legal holiday, an auction is held on the preceding Friday, such Friday will be the Interest Determination Date pertaining to the Interest Reset Date occurring in the next succeeding week. If an auction date shall fall on any Interest Reset Date for a Treasury Rate Note, then such Interest Reset Date shall instead be the first Business Day immediately following such auction.

All dollar amounts used in or resulting from any calculation will be rounded to the nearest cent with one-half cent being rounded upward. Unless otherwise specified herein, all percentages resulting from any calculation will be rounded, if necessary, to the nearest one-hundred thousandth of a percent, with five one-millionths of a percent rounded upwards, e.g., 9.876545% (or .09876545) being rounded to 9.87655% (or .0987655) and 9.876544% (or .09876544) being rounded to 9.87654% or .0987654).

The "Calculation Date", where applicable, pertaining to an Interest Determination Date is the earlier of (i) the tenth calendar day after such Interest Determination Date, or if such day is not a Business Day, the next succeeding Business Day or (ii) the Business Day immediately preceding the applicable Interest Payment Date, Stated Maturity, Redemption Date or Repayment Date as the case may be.

The Notes of this series are issuable only in registered form without coupons in denominations of $250,000 and integral multiples of $1,000 in excess thereof.

[THIS NOTE IS NOT SUBJECT TO REDEMPTION OR PREPAYMENT PRIOR TO MATURITY.]

[Senior Bank Notes: This Note may be subject to repayment at the option of the Registered Holder hereof on the Repayment Date(s) indicated on the face hereof. If no such date is set forth on the face hereof, this Note may not be so repaid at the option of the Registered Holder hereof prior to Stated Maturity. On each Repayment Date, if any, this Note shall be repayable in whole or in part in increments of $1,000 (provided that any remaining principal hereof shall be at least $500,000) at the option of the Registered Holder hereof at a repayment price equal to 100% of the principal amount to be repaid, or if this Note is an Original Issue Discount Note (as specified on the face hereof), the applicable Repayment Price specified on the face hereof together in the case of any such repayment with interest thereon payable to the Repayment Date, but interest installments due prior to the Repayment Date will be payable to the Registered Holder on the relevant Regular Record Date or special record date. For this Note to be repaid in whole or in part at the option of the Registered Holder hereof, _______________, as Fiscal and Paying Agent at [insert name and address];
Attention: ______________, or at such other address of which the Bank shall from time to time notify the Registered Holder, must receive not more than 45, nor less than 30, days prior to an Repayment Date, if any, either (i) this Note accompanied by the form entitled "Option to Elect Repayment" below duly completed, or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States of America setting forth the name of the Registered Holder, the principal amount of the Note, the principal amount of the Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with the form entitled "Option to Elect Repayment" on the Note duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed are received by the Fiscal and Paying Agent by such fifth Business Day. Exercise of such repayment option by the Registered Holder hereof shall be irrevocable, except a Registered Holder tendering after receipt of a notice of an extension of maturity.]

If so provided on the face of this Note, this Note may be redeemed by the Bank on any Redemption Date (or range of Redemption Dates) so indicated on the face hereof. If no Redemption Date (or range of Redemption Dates) is set forth on the face hereof, this Note may not be redeemed prior to its Stated Maturity. If one or more Redemption Dates (or ranges of Redemption Dates) are so specified, this
Note is subject to redemption at the option of the Bank, upon notice by first-class mail, not less than 30 nor more than 45 days prior to the Redemption Date specified in such notice, at the applicable redemption price specified on the face hereof (expressed as a percentage of the principal amount of this Note) together in the case of any such redemption with accrued interest to the Redemption Date, but interest installments due will be payable to the Registered Holder on the relevant Regular Record Date if the Redemption Date is an Interest Payment Date. The Bank may elect to redeem less than the entire principal amount hereof; provided, that the principal amount, if any, of this Note that remains outstanding after such redemption is an Authorized Denomination. In the event of any redemption in part, the Bank will not be required to (i) issue, register the transfer of, or exchange any Note during a period beginning at the opening of business 15 days before the day of the mailing of the notice of redemption of Notes selected for redemption and ending at the close of business on the date of mailing of the relevant notice of redemption or (ii) register the transfer or exchange of any Note, or any portion thereof, called for redemption, except the unredeemed portion of any Note being redeemed in part. [Subordinated Bank Notes:
Notwithstanding the foregoing, this Note may not be redeemed without the prior written consent of the Federal Deposit Insurance Corporation.]

Any money deposited with the Fiscal and Paying Agent for the payment of the principal of, premium (if any) or interest on this Note that remains unclaimed for two years after such principal, premium (if any) or interest has become due and payable shall be paid to the Bank and the Holder shall thereafter, as an unsecured general creditor, look only to the Bank for payment thereof, and all liability of the Fiscal and Paying Agent with respect to such money shall thereupon cease.

IN WITNESS WHEREOF, the Bank has caused this Note to be duly executed and countersigned by the Fiscal and Paying Agent or such other institution as may be appointed by the Bank.

Countersigned for                               Trans Financial Bank,
                                                National Association
  authentication only

  as Fiscal and Paying Agent



By__________________________                  By__________________________
         Authorized Signature                        Authorized Signature
                                                              Attest:



                                                              ------------------
   Secretary

                            OPTION TO ELECT REPAYMENT

The undersigned hereby irrevocably request(s) and instruct(s) the Bank to repay the within Note (or portion thereof specified below) pursuant to its terms at a price equal to the principal amount thereof, together with interest to the repayment date, to the undersigned, at


       (Please print or typewrite name and address of the Undersigned)

For this Note to be repaid the Fiscal and Paying Agent must receive at [insert name and address]; Attention: __________________, or at such other place or places of which the Company shall from time to time notify the Holder of the within Note, not more than 45, nor less than 30, days prior to an Optional Repayment Date, if any, shown on the face of the within Note, either (i) this Note with this "Option to Elect Repayment" form duly completed, or (ii) a telegram, telex, facsimile transmission or letter from a member of a national securities exchange or the National Association of Securities Dealers, Inc. or a commercial bank or trust company in the United States of America setting forth the name of the Registered Holder of the Note, the principal amount of the Note, the principal amount of the Note to be repaid, the certificate number or a description of the tenor and terms of the Note, a statement that the option to elect repayment is being exercised thereby and a guarantee that the Note to be repaid with this form entitled Option to Elect Repayment" duly completed will be received by the Fiscal and Paying Agent not later than five Business Days after the date of such telegram, telex, facsimile transmission or letter and such Note and form duly completed are received by the Fiscal and Paying Agent by such fifth Business Day.

If less than the entire principal amount of the within Note is to be repaid, specify the portion thereof (which shall be increments of $1,000) which the Holder elects to have repaid: $________; and specify the denomination or denominations (which shall be $500,000 or an integral multiple of $1,000 in excess of $500,000) of the Notes to be issued to the Holder for the portion of the within Note not being repaid (in the absence of any such specification, one such Note will be issued for the portion not being repaid): $________.

Date:_______________                        ____________________________________
                                                     Note: The signature on this
                                                     Option  to Elect  Repayment
                                                     must  correspond  with  the
                                                     name as  written  upon  the
                                                     face of this  Note in every
                                                     particular          without
                                                     alteration or enlargement.

                                              -------------------------
                                                    ABBREVIATIONS


The following abbreviations, when used in the inscription on the face of this instrument, shall be construed as though they were written out in full according to applicable laws or regulations:

                  TEN COM -- as tenants in common

                  TEN ENT -- as tenants by the entireties

                  JT ENT  -- as joint tenants and not as tenants in common
                                                                       Custodian
                  UNIF GIFT MIN ACT --
 ................................................................................
                                                              (Cust)    (Minor)
                                              under Uniform Gift to Minors Act

 ..............................................................................
                                                                        (State)

Additional abbreviations may be used though not in the above list.


FOR VALUE RECEIVED the undersigned hereby sells, assigns and transfers unto PLEASE INSERT SOCIAL SECURITY OR
OTHER IDENTIFYING NUMBER OF ASSIGNEE


(Name and address of assignee, including zip code, must be printed or typewritten)


the within Note, and all rights thereunder, hereby irrevocably constituting and appointing to transfer said Note on the books of the within Company, with full power of substitution in the premises.

Dated:


NOTICE: The signature to this assignment must correspond with the name as written upon the face of the within Note in every particular, without alteration or enlargement or any change whatever and must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Fiscal and Paying Agent, which requirements include membership or participation in STAMP or such other "signature guaranty program" as may be determined by the Fiscal and Paying Agent in addition to or in substitution for STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------







                                  EXHIBIT C TO
                                FISCAL AND PAYING
                                AGENCY AGREEMENT



                    Certificate of Authorized Representatives


                  The undersigned certifies that pursuant to resolutions adopted by the Board of Directors of Trans Financial Bank, National Association (the "Bank"), dated _________ __, 1995, and with respect to the Bank Notes (the "Bank Notes") of the Bank, set forth below is a list of persons who have been duly elected or appointed and have been duly qualified as, and on this day are, "Authorized Representatives" pursuant to Section 2.2 of the Fiscal and Paying Agency Agreement, dated as of _______ __, 1995 (the "Fiscal and Paying Agency Agreement"), between the Bank and ________________________, as Fiscal and Paying Agent (in such capacity, the "Fiscal and Paying Agent"), and such Authorized Representatives are the persons authorized to provide the Fiscal and Paying Agent with instructions in accordance with Section 2.2 of the Fiscal and Paying Agency Agreement and to execute Bank Notes on behalf of the Bank by manual or facsimile signature authorization, and that each signature appearing below is the person's genuine signature.

         Name                       Title                     Signature





                  IN WITNESS WHEREOF, I have hereunto signed my name.

Date:  __________, 1995



                                                              ------------------
                                                              Secretary

--------------------------------------------------------------------------------
                                  EXHIBIT D TO
--------------------------------------------------------------------------------
                                FISCAL AND PAYING
                                AGENCY AGREEMENT



                            Administrative Procedures

                   SEE EXHIBIT B TO THE DISTRIBUTION AGREEMENT

                                                                   EXHIBIT C

                               PURCHASE AGREEMENT



TRANS FINANCIAL BANK, NATIONAL ASSOCIATION   [DATE]
500 East Main Street
Bowling Green, Kentucky  42101




      The undersigned agrees to purchase the following principal amount of the Notes described in the Distribution Agreement dated September 28, 1995 (as it may be supplemented or amended from time to time, the "Distribution Agreement"):



PRINCIPAL AMOUNT:                                    $ ___________
SENIOR OR SUBORDINATED:
SPECIFIED CURRENCY:
DENOMINATED AND INDEXED CURRENCIES:
INTEREST RATE:                                        ____%
DISCOUNT:                                             ____% of Principal Amount
AGGREGATE PRICE TO BE PAID TO ISSUING BANK (IN IMMEDIATELY AVAILABLE FUNDS):
                                                        $ ----------
SETTLEMENT DATE:
OTHER TERMS:


      Our obligation to purchase Notes hereunder is subject to the continued accuracy of your representations and warranties contained in the Distribution Agreement and to your performance and observance of all applicable covenants and agreements contained therein, including, without limitation, your obligations pursuant to Section 7 thereof. Our obligation hereunder is subject to the further condition that we shall receive (a) the opinions required to be delivered pursuant to Sections 6(d) and 6(f) of the Distribution Agreement, (b) the certificate required to be delivered pursuant to Section 6(e) of the Distribution Agreement [and (c) a letter addressed to the Agent from KPMG Peat Marwick covering such financial information as the Agent shall request].



      [In further consideration of our agreement hereunder, you agree that between the date hereof and the above Settlement Date, none of the Corporation or the Bank will offer or sell, or enter into any agreement to sell, any of their respective debt securities which are substantially similar to the Notes being purchased hereunder without our prior written consent.]



      We may terminate this Agreement, immediately upon notice to you, at any time prior to the Settlement Date, if prior thereto there shall have occurred:
(i) any adverse change or development involving a prospective adverse change in the capital stock or long-term debt of the Corporation or the Bank or any of their subsidiaries or in the condition, financial or otherwise, of the Corporation or any of its subsidiaries or the Bank or any of its subsidiaries or the earnings, affairs, or business prospects of the Corporation or any of its subsidiaries or the Bank or any of its subsidiaries, whether or not arising in the ordinary course of business, which would, in the opinion of the Agent, materially impair the investment quality of the Bank's Notes; (ii) any downgrading, or any notice given of any intended or potential downgrading or of any review for a possible change that does not indicate the direction of the possible change, in the rating accorded any of the Corporation's or any of the Bank's securities by any "nationally recognized statistical rating organization", as such term is defined for purposes of Rule 436(g)(2) under the Securities Act; (iii) the Corporation and its subsidiaries shall have no liability or obligation, direct or contingent, which is material to the Corporation and its subsidiaries, taken as a whole, other than those reflected in the Offering Circular; (iv) any outbreak or escalation of hostilities or other national or international calamity or crisis or change in economic conditions or in the financial markets of the United States or elsewhere that, in the judgment of the Agent, is material and adverse and would, in the judgment of the Agent, make it impracticable to market the Notes on the terms and in the manner contemplated in the Offering Circular; (v) the suspension or material limitation of trading in any securities of the Company on any exchange or the OTC Market or limitation on prices for any securities on any exchange or the OTC market; (vi) the enactment, publication, decree or other promulgation of any federal or state statute, regulation, rule or order of any court or other governmental authority which in the opinion of the Agent materially and adversely affects, or will materially and adversely affect, the business or operations of the Corporation or any of its subsidiaries; (vii) the declaration of a banking moratorium by either federal or New York State authorities or
(viii) the taking of any action by any federal, state or local government or agency in respect of its monetary or fiscal affairs which in the opinion of the Agent has a material adverse effect on the financial markets in the United States. In the event of such termination, no party shall have any liability to the other party hereto, except as provided in Sections 5, 8 and 9 of the Distribution Agreement.



      This Agreement shall be governed by and construed in accordance with the laws of New York.



                             DONALDSON, LUFKIN & JENRETTE SECURITIES CORPORATION


                                                     By:
                                                                  [Title]

ACCEPTED:                , 19___

TRANS FINANCIAL BANK, NATIONAL ASSOCIATION



By:
                            [Title]

[TYPE]EX-11

 Exhibit 11.


 Statement Regarding Computation of Per Share Earnings
 In thousands, except per share amounts

                                                 Three Months            Nine Months
 For the periods ended September 30           1995           1994     1995       1994

Primary earnings per common share:
  Average common shares outstanding ....     11,259     11,180      11,233     11,168
  Common stock equivalents .............        126         89         100         86
                                                      --------    --------   --------
    Average shares and share equivalents     11,385     11,269      11,333     11,254

Income before cumulative effect
  of change in accounting principle ....         $-         $-          $-   $ 10,315
Primary earnings per common share
  before cumulative effect of change
  in accounting principle ..............         $-         $-          $-   $   0.92

Net income .............................   $  4,544   $  3,807    $ 12,458   $ 10,369
Less preferred stock dividends .........       --          (14)       --          (54)
                                                      --------    --------   --------
Income available for common stock ......   $  4,544   $  3,793    $ 12,458   $ 10,315

Primary net income per share ...........   $   0.40   $   0.34    $   1.10   $   0.92


Fully-diluted earnings per common share:
  Average common shares outstanding ....     11,259     11,180      11,233     11,168
  Common stock equivalents .............        157         91         157         91
                                                      --------    --------   --------
    Average shares and share equivalents     11,416     11,271      11,390     11,259

Income before cumulative effect
  of change in accounting principle ....         $-         $-          $-   $ 10,315
Fully-diluted earnings per common share
  before cumulative effect of change
  in accounting principle ..............         $-         $-          $-   $   0.92

Net income .............................   $  4,544   $  3,807    $ 12,458   $ 10,369
Less preferred stock dividends .........       --          (14)       --          (54)
                                                      --------    --------   --------
Income available for common stock ......   $  4,544   $  3,793    $ 12,458   $ 10,315

Fully-diluted net income per share .....   $   0.40   $   0.34    $   1.09   $   0.92
