Form 10-K
period 1995-12-31
TRANS FINANCIAL INC
filed 1996-03-29
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
              of The Securities Exchange Act of 1934 [Fee Required]

   For the fiscal year ended December 31, 1995 Commission File Number 0-13030
                           ------------------ -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the voting stock held by nonaffiliates of the registrant on March 1, 1996: $159,883,000.

The number of shares outstanding of the issuer's class of common stock on March 26 1996: 11,301,796 shares.

Document Incorporated By Reference
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1996 are incorporated by reference into
Part III of this report.

The Exhibit Index is on page 58. This filing contains 71 pages (including this facing sheet).

                                TABLE OF CONTENTS








   Item                                                                    Page
                                     Part I

   1.  Business..............................................................3
   2.  Properties............................................................6
   3.  Legal Proceedings.....................................................6
   4.  Submission of Matters to a Vote of Security Holders...................6
   4a. Executive Officers of the Registrant..................................7

                                     Part II

   5.  Market for the Registrant's Common Equity and Related Shareholder
       Matters..............................................................9
   6.  Selected Financial Data..............................................9
   7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations............................................9
   8.  Financial Statements and Supplementary Data..........................9
   9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................9

                                    Part III

   10. Directors and Executive Officers of the Registrant...................10
   11. Executive Compensation...............................................10
   12. Security Ownership of Certain Beneficial Owners and Management.......10
   13. Certain Relationships and Related Transactions.......................10

                                     Part IV

   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......10
   Signatures...............................................................11

                                     Part I

Item 1. Business
The Company and the Banks
     Trans Financial, Inc.("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries -- Trans Financial Bank, National Association ("TFB-KY") and Trans Financial Bank Tennessee, National Association ("TFB-TN") -- and one thrift subsidiary
-- Trans Financial Bank, F.S.B. ("TFB,FSB").
     During 1995, three commercial bank subsidiaries were merged to form TFB-KY and two thrift subsidiaries were merged to form TFB,FSB. TFB-KY is headquartered in Bowling Green, Kentucky; and TFB-TN and TFB,FSB are both headquartered in Nashville, Tennessee. Collectively, these three institutions are referred to in this report as "the banks."
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer, Trans Financial Investment Services, Inc.; a mortgage banking company, Trans Financial Mortgage Company; and a full-service travel agency, Trans Travel, Inc.
     On December 31, 1995, the company had total consolidated assets of $1.796 billion, total loans of $1.259 billion, total deposits of $1.444 billion and shareholders' equity of $129.8 million.
      On July 6, 1993, in a transaction accounted for as a purchase, the company acquired Trans Kentucky Bancorp, Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville. At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $188.7 million, net loans of $107.6 million and total deposits of $163.9 million. The aggregate cost, including consideration and acquisition costs, totaled $18.8 million. On February 1, 1995 TFB-Pikeville was converted to a national bank and its name was changed to Trans Financial Bank of Pikeville, National Association. On March 24, 1995, TFB-Pikeville and TFB-KY were merged.
     On February 15, 1994, the company merged with Kentucky Community Bancorp. Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. Under the terms of the merger the shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company. These three banks were consolidated into the operations of TFB-KY on March 31, 1994.
     On April 22, 1994, the company merged with Peoples Financial Services, Inc. ("PFS") of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands ("Peoples Bank") and Citizens Federal Savings Bank ("Citizens"), with combined assets of approximately $120 million. Under the terms of the merger the shares of PFS common stock outstanding were converted into 1,302,254 shares of common stock of the company. Peoples Bank became TFB-TN and Citizens was consolidated into the operations of TFB,FSB on July 31, 1994. On April 21, 1995, the company's savings bank subsidiary in Russellville, Kentucky, was also merged into TFB,FSB.
     On August 31, 1994, the company merged with FGC Holding Company ("FGC") of Martin, Kentucky, the holding company for First Guaranty National Bank ("TFB-Martin"), with approximately $125 million in assets. Under the terms of the merger, the shares of FGC common stock outstanding were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired. On March 24, 1995, TFB-Martin was merged with TFB-Pikevile and TFB-KY.
     The transactions described in the preceding three paragraphs have been accounted for using the pooling of interests method of accounting and, accordingly, all financial data has been restated as if the entities were combined for all periods presented.
     In January 1994, Trans Travel, Inc, a full-service travel agency, was organized. Trans Financial Investment Services, Inc., a full-service securities broker-dealer, began operations in August 1994. In the fourth quarter of 1994, Trans Financial Mortgage Company, a mortgage banking company, was formed. Substantially all mortgage banking activities of TFB,FSB were transferred to Trans Financial Mortgage Company on April 1, 1995.
     On February 21, 1995, TFB-KY assumed $41 million of deposits and acquired three branch facilities and $360 thousand of consumer loans. These deposits and assets were related to the Bowling Green and Scottsville, Kentucky branches of Fifth Third Bank of Kentucky, Inc. The two offices located in Bowling Green, Kentucky were consolidated into existing Trans Financial locations. TFB-KY's existing location in Scottsville, Kentucky was consolidated into the other purchased location. On September 1, 1995, the company acquired AirLanse Travel, a Louisville, Kentucky, travel agency, for cash and stock of the company. On November 6, 1995, the company acquired for cash the assets of Correspondents Mortgage Company, L.P., located in Greensboro, North Carolina. AirLanse Travel was consolidated into the operations of Trans Travel, Inc. and Correspondents Mortgage Company was consolidated into the operations of Trans Financial Mortgage Company. These three acquisitions have been accounted for using the purchase method of accounting and, accordingly, their results of operations and cash flows have been included in the consolidated financial statements since the dates of acquisition. In addition to the deposits assumed, the company received net cash of $36,815,000 and issued 25,000 shares of common stock in connection with these acquisitions.
      Interest on domestic, commercial and mortgage loans constitutes the largest contribution to the operating revenues of the banks. TFB-KY, TFB-TN, and TFB,FSB provide a full range of corporate and retail banking services, including the acceptance of deposits for checking, savings and time deposit accounts; making of secured and unsecured loans to corporations, individuals and others; issuance of letters of credit; rental of safe deposit boxes; financial counseling for individuals and institutions; and trust and brokerage services.
     TFB-KY provides a wide variety of personal and corporate trust and trust-related services, including serving as executor of estates; as trustee under testamentary and inter-vivos trusts; as guardian of the estates of minors and incompetents; as escrow agent under various agreements; and as financial advisor to and custodian for individuals, corporations and others. Corporate trust services include serving as registrar and transfer agent for corporate securities and as corporate trustee under corporate trust indentures. At December 31, 1995, approximately $358 million in assets were managed by the trust department of TFB-KY.
     Trans Financial Mortgage Company originates and purchases mortgage loans for the purpose of constructing, financing or refinancing one- to four-family dwellings. Generally, these mortgage loans are then sold in the secondary market with servicing retained by Trans Financial Mortgage Company. Trans Financial Mortgage Company also services mortgage loans for others and for subsidiaries of the company. The portfolio of mortgage loans serviced for others totaled $2.2 billion at December 31, 1995.
     Trans Financial Investment Services, Inc. offers a wide range of investment products and services, including financial planning, mutual funds, annuities, and individual stocks and bonds to customers of the banks and others. In October of 1995, Trans Financial introduced its own family of proprietary mutual funds, the Trans Adviser Funds, which added depth to its lineup of investment products. Trans Travel offers travel services to customers of the banks and others. Customers can make travel arrangements by visiting a bank branch office or by using a tollfree number. In addition to making travel arrangements for individual and corporate customers, Trans Travel is packaging its own domestic and international tours.
     TFB-KY has twenty-eight offices; six located in Bowling Green, Kentucky, three located in Pikeville, Kentucky, two located in Glasgow, Kentucky, two located in Scottsville, Kentucky, two located in Morehead, Kentucky, two located in Maysville, Kentucky, and one located in each of Louisville, Augusta, Cave City, Dawson Springs, Tompkinsville, Elkhorn City, Meta, Belfry, Virgie, Martin, and Prestonsburg in Kentucky. TFB-FSB has eleven offices; two in Columbia, Tennessee, and one each in the Tennessee communities of Tullahoma, Mt. Pleasant, Manchester, Rockwood, Kingston, Shelbyville, and Winchester and one each in the Kentucky communities of Russellville and Auburn. Trans Financial Mortgage Company has a mortgage operations center in Tullahoma and loan production offices in the Tennessee communities of Nashville, Chattanooga, Knoxville, and Jackson, one in Greensboro, North Carolina, and one in Louisville, Kentucky. TFB-TN has ten offices; two located in Cookeville, Tennessee, and one located in each of Nashville, Clarksville, Crossville, Franklin, Lebanon, McMinnville, Murfreesboro, and Sparta in Tennessee.

Competition
     The deregulation of the banking industry and the enactment in Kentucky and other states of legislation permitting multi-bank holding companies as well as interstate banking has created a highly competitive environment for banking in the company's market area.
     As of June 30, 1995 (the latest date for which competitive information is available), TFB-KY is the largest financial institution in the Bowling Green area, with 35% of total deposits for all financial institutions. TFB-KY is also the largest financial institution in Glasgow/Cave City with 40% of total deposits for all financial institutions. In the Dawson Springs area, TFB-KY is the fifth largest financial institution with 6% of total deposits for all financial institutions. TFB-KY is the second largest financial institution in the Scottsville area with 35% of total deposits for all financial institutions. In the Tompkinsville area, TFB-KY is the third largest financial institution with 18% of total deposits for all financial institutions. In the Maysville area, TFB-KY is the largest financial institution with 37% of total deposits for all financial institutions. In the Morehead area, TFB-KY ranks first with 33% of total deposits for all financial institutions. In the Augusta area, TFB-KY is the second largest financial institution with 30% of total deposits for all financial institutions. TFB-KY is the third largest financial institution in Pikeville as of June 30, 1995, with 19% of total deposits for all financial institutions. TFB,FSB is the third largest financial institution in Russellville with 16% of total deposits for all financial institutions. TFB-KY is the third largest financial institution in Floyd County with 27% of total deposits for all financial institutions. TFB-TN is the fifth largest financial institution in Cookeville with 6% of total deposits for all financial institutions. TFB,FSB is the second largest financial institution in Tullahoma with 13% of total deposits for all financial institutions.
     The company actively competes in its markets with other commercial banks and financial institutions for all types of deposits, loans, trust accounts and the provision of financial, trust, and other services. The company also competes generally with insurance companies, savings and loan associations, credit unions, brokerage firms, other financial institutions, and institutions which have expanded into the financial market. Many of these competitors have resources substantially in excess of those of the company, have broader geographic markets and higher lending limits than the banks and, therefore, are able to make larger loans, sell a broader product line, and make more effective use of advertising than can the company or the banks.

Supervision and Regulation
     Bank holding companies, commercial banks and savings banks are extensively regulated under both federal and state law. Any change in applicable law or regulation may have a material effect on the businesses and prospects of the company and the banks.
     The company, as a registered bank holding company, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. Also, as a registered savings and loan holding company, the company is subject to the supervision of and regulation by the Office of Thrift Supervision ("OTS").
     In addition, the company is subject to the provisions of Kentucky's and Tennessee's banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.
     TFB-KY and TFB-TN are subject to the supervision of, and regular examination by, the Office of the Comptroller of the Currency. TFB,FSB is subject to the supervision of, and regular examination by, the OTS. The Federal Deposit Insurance Corporation insures the deposits of the banks to the current maximum of $100,000 per depositor.
      The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act"), when fully phased in, will remove state law barriers to interstate bank acquisitions and will permit the consolidation of interstate banking operations. Under the Act, effective September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to
(i) Community Reinvestment Act compliance, (ii) federal and state antitrust laws and deposit concentration limits, and (iii) state laws restricting the acquisition of a bank that has been in existence for less than a minimum period of time (up to five years). The Act's interstate consolidation and branching provisions will become operative on June 1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate consolidation and branching provisions will permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state.


Statistical Information
     Certain statistical information is included in a separate section of this report on pages 18 through 34 and on page 47, and those pages are incorporated herein by reference.

       Description of Statistical Information                           Page(s)

     Average Consolidated Balance Sheets and Net Interest Analysis........18-19
     Analysis of Year-to-Year Changes in Net Interest Income.................20
     Loans Outstanding.......................................................23
     Loan Maturities and Interest Rate Sensitivity...........................25
     Nonperforming Assets (Including Potential Problem Loans)................26
     Summary of Loan Loss Experience......................................27-28
     Allocation of Allowance for Loan Losses.................................28
     Allocation of Year-End Allowance for Loan Losses and Percentage
        of Each Type of Loan to Total Loans..................................28
     Carrying Value of Securities............................................29
     Maturity Distribution of Securities Available for Sale..................29
     Maturity of Time Deposits of $100,000 or More...........................30
     Short-Term Borrowings...................................................31
     Consolidated Statistical Information....................................34
     Impact of Nonaccrual Loans on Interest Income(Footnote 7, paragraph 2)..47


Item 2. Properties
     The main  banking  office of  TFB-KY,  which also  serves as the  principal office of the company, is located at 500 East Main Street, Bowling Green, Kentucky 42101. In addition, TFB-KY serves customer needs at twenty-eight other locations. All locations, except for the Louisville office (which is a sales center for trust and investment services, corporate banking, mortgage lending and travel services) and the Nashville office (which provides trust services), offer a full range of banking services and most are equipped with an automated teller machine for 24-hour banking services. TFB-KY also operates a telephone Customer Care Center and an operations center. TFB-KY owns all of the properties at which it conducts its business except the Ashley Circle and Nashville Road locations in Bowling Green, the Louisville sales center, the Nashville sales center, the Virgie branch, and one of its Pikeville branches (the North Mayo trail branch). TFB-KY also leases property in Bowling Green for its operations center and owns the facility in which its Customer Care Center operates.
       TFB,FSB owns all the properties at which it conducts business except the
Auburn office.   Trans Financial Mortgage Company leases the property in
Tullahoma, Tennessee, which houses its operations center, with the right to receive the deed to the propery upon completion of the lease, and also leases space in Jackson, Chattanooga, Nashville, Knoxville, Louisville, and Greensboro for its loan production offices.
          TFB-TN owns all the properties at which it conducts business except the Franklin and Nashville locations.

     Note 8 to the company's consolidated financial statements included on page 47 of this report contains additional information relating to amounts invested in premises and equipment.

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

Item 4a. Executive Officers of the Registrant
     The following table sets forth the name, age and position with the company and the banks of the executive officers of the company as of December 31, 1995. Officers of the company and the banks are elected annually.

                      Served as
                    an Executive                 Position with the
Name                Officer Since    Age       Company and the Banks

Douglas M. Lester      1984          53        Chairman of the Board,President
                                               and Chief Executive Officer of
                                               the company; Chairman of the
                                               Board and Chief Executive
                                               Officer of TFB-KY; Director of
                                               TFB-KY, Trans Financial Mortgage
                                               Company, Trans Financial
                                               Investment Services, Inc., and
                                               Trans Travel, Inc.
Vince A. Berta         1993          37        Executive Vice President of the
                                               company; Director of TFB,FSB
Barry D. Bray          1984          49        Executive Vice President, Chief
                                               Credit Officer and Director of
                                               the company; Chief Credit Officer
                                               and Director of TFB-KY and TFB-
                                               TN; Chief Credit Officer of TFB,
                                               FSB
Ledean Hamilton        1995          63        President and director of Trans
                                               Travel, Inc.
Roger E. Lundin        1987          51        Senior Vice President and
                                               Director of Human Resources of
                                               the company
Edward R. Matthews     1995          34        Chief Financial Officer and
                                               Treasurer of the company;
                                               Treasurer of TFB-KY, TFB-TN, and
                                               TFB,FSB
Michael J. Moser       1994          49        Senior Vice President and
                                               Director of Marketing for the
                                               company
Susan Newkirk-Moore    1995          45        Executive Vice President of the
                                               company
Michael L. Norris      1995          42        President and director of Trans
                                               Financial Mortgage Company
Dena R. Schaaf         1992          39        Senior Vice President of Risk
                                               Management and Compliance of the
                                               company; Director of TFB-TN
Jay B. Simmons         1993          39        Senior Vice President, General
                                               Counsel and Secretary of the
                                               company; Director of TFB,FSB;
                                               Senior Vice President of TFB-KY,
Ronald Szejner         1995          47        Executive Vice President and
                                               Chief Trust Officer of the
                                               company and of TFB-KY
     All of the above-mentioned executive officers have been with the company for more than five years, except for the following:
        Mr. Berta joined the company in April 1993. Prior to that he was Vice President and Manager of Functional Control with PNC Bank.
        Mr. Matthews joined the company in January 1994. Prior to that, he was Chief Financial Officer for First Union National Bank of Tennessee for eighteen months. Prior to that he held positions in commercial lending and credit administration for First Union National Bank of North Carolina.
        Mr. Moser joined the company in July 1994. Prior to that, he was Senior Vice President and Director of Corporate Marketing for West One Bancorp in Boise, Idaho.
        Ms. Newkirk-Moore joined the company in August, 1995. Prior to that, she was an Assistant Professor at the University of Louisville College of Business for three years. Prior to that, she was Vice President and Director of Education for Kentucky Bankers Association.
        Mr. Norris joined the company in July, 1993. Prior to that, he was responsible for all mortgage servicing activities at PNC Mortgage Servicing Company.
        Ms. Schaaf joined the company in November 1992. Prior to that, she was Examiner-In-Charge of Asset Quality for regional banks with the Office of Comptroller of Currency.
        Mr. Simmons joined the company in November 1993. Prior to that, he was a partner in a Denver law firm, specializing in financial institutions law, and was a vice president on the legal staff of Colorado National Bankshares, Inc.
        Mr. Szejner joined the company in March 1995. Prior to that, he was President and Chief Executive Officer of First Michigan Bank Brokerage Services for eighteen months. He was Vice President and Director of Marketing for First Michigan Bank Corporation from October 1991 until January 1994. From July 1991 until October 1991, he was Vice President of Mid America National Bank in Chicago. He served as Vice President of American National Corporation in Chicago from 1977 until July 1991.
     None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of the company acting solely in their capacities as such, and other than the employment agreement between Mr. Lester and the company and TFB-KY, which became effective January 1, 1991.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
Matters
     The registrant's common stock is traded on the NASDAQ National Market System under the symbol TRFI. As of December 31, 1995 there were 1,810 shareholders of record.
     Following is a summary of market prices and dividends declared for the registrant's common stock for the quarterly periods indicated:

                                   Stock Price
                                   High              Low        Dividend
     First quarter, 1994         $17.25            $14.75         $.14
     Second quarter, 1994         16.00             12.75          .14
     Third quarter, 1994          16.25             15.25          .14
     Fourth quarter, 1994         15.9375           12.75          .14
     First quarter, 1995          15.25             12.75          .15
     Second quarter, 1995         15.50             14.00          .15
     Third quarter, 1995          17.875            15.00          .15
     Fourth quarter, 1995         18.125            16.75          .15

     Additional information for this item is included in Note 10 to the consolidated financial statements on pages 49 and 50 of this report.


Item 6. Selected Financial Data
     The information for this item is included in the section entitled "Consolidated Statistical Information" on page 34 of this report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     The information for this item is included in the section entitled "Management's Discussion and Analysis," on pages 15 through 34 of this report.


Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of the registrant and report of independent auditors are included in a separate section of this report on pages 35 through 57:
     Report of KPMG Peat Marwick LLP, Independent Auditors
     Consolidated Balance Sheets - December 31, 1995 and 1994
     Consolidated Statements of Income - Years ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1995, 1994 and 1993
     Consolidated Statements of Cash Flows - Years ended December 31, 1995, 1994 and 1993
     Notes to Consolidated Financial Statements

     Additional information for this item is included in the table entitled "Quarterly Results of Operations" on page 33 of this report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.



                                    Part III

Item 10. Directors and Executive Officers of the Registrant
     The information set out in the sections entitled "Voting Securities and Ownership Thereof" and "Election of Directors" of the registrant's Proxy Statement on pages 2 through 7 and the information set out in the section entitled "Executive Officers of the Registrant" on pages 7 and 8 of Part I of this report are incorporated herein by reference.


Item 11. Executive Compensation
     The information set out in the section entitled "Executive Compensation and Other Information" of the registrant's Proxy Statement at pages 8 through 16 is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information setout in the section entitled "Voting Securities and Ownership Thereof" of the registrant's Proxy Statement at pages 2 through 4 is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
     The information set out in the sections entitled "Transactions with Management and Others" and "Compensation Committee Interlocks and Insider Participation" of the registrant's Proxy Statement on pages 14 through 16 is incorporated herein by reference.



                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (a) (1) Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick LLP, as set forth in Part II,
           Item 8 of this report is incorporated herein by reference.
       (2) Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
       (3) List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 58 and 59 of this report is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

   (b) Reports on Form 8-K
          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c) Exhibits
       The exhibits listed on the Exhibit Index on pages 58 and 59 of this Form 10-K are filed as a part of this report.

   (d) Financial statement schedules
       No financial statement schedules are required to be filed as a part of this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Trans Financial, Inc..
                                                     (Registrant)



                                           By:   /s/ Douglas M. Lester

                                                 Douglas M. Lester
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer

                                                 Date: March 26, 1996


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 1996, by the following persons on behalf of the registrant and in the capacities indicated.


   (a) Principal Executive Officer:


        /s/ Douglas M. Lester
       Douglas M. Lester
       Chairman of the Board, President
       and Chief Executive Officer


   (b) Principal Financial Officer:



        /s/ Edward R. Matthews
       Edward R. Matthews
       Chief Financial Officer and Treasurer



   (c) Principal Accounting Officer:



        /s/ Ronald B. Pigeon
       Ronald B. Pigeon
       Controller

   (d) Directors:



    /s/ Barry D. Bray
   Barry D. Bray



    /s/ Mary D. Cohron
   Mary D. Cohron



    /s/ Floyd H. Ellis
   Floyd H. Ellis




   David B. Garvin



    /s/ Wayne Gaunce
   Wayne Gaunce



    /s/ C.C. Howard Gray
   C.C. Howard Gray



    /s/ Charles A. Hardcastle
   Charles A. Hardcastle




    /s/ Carroll F. Knicely
   Carroll F. Knicely



    /s/ Douglas M. Lester
   Douglas M. Lester



    /s/ C. Cecil Martin
   C. Cecil Martin

    /s/ Frank Mastrapasqua
   Frank Mastrapasqua



     /s/ James D. Scott
    James D. Scott




    /s/ William B. Van Meter
   William B. Van Meter



    /s/ Thomas R. Wallingford
   Thomas R. Wallingford

                             Trans Financial, Inc.

                           ANNUAL REPORT ON FORM 10-K
                      For the Year Ended December 31, 1995



                      Items 1, 2, 5, 6, 7, 8 and 14 (a)(1)

                   Financial Statements and Supplementary Data
    Market for the Registrant's Common Equity and Related Shareholder Matters
                             Selected Financial Data
                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

 Management's Discussion and Analysis

FINANCIAL OVERVIEW
     Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries --
Trans Financial Bank, National Association ("TFB-KY") and Trans Financial Bank Tennessee, National Association ("TFB-TN") -- and one thrift subsidiary -- Trans Financial Bank, F.S.B. ("TFB,FSB").
     During 1995, three commercial bank subsidiaries were merged to form TFB-KY and two thrift subsidiaries were merged to form TFB,FSB. TFB-KY is headquartered in Bowling Green, Kentucky; and TFB-TN and TFB,FSB are both headquartered in Nashville, Tennessee. Collectively, these three institutions are referred to in this report as "the banks."
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer, Trans Financial Investment Services, Inc.; a mortgage banking company, Trans Financial Mortgage Company; and a full-service travel agency, Trans Travel, Inc.
     At December 31, 1995, the company had total consolidated assets of $1.8 billion, total loans of $1.3 billion, total deposits of $1.4 billion and shareholders' equity of $130 million. The company's net income increased 6.2% in 1995, to $15.3 million, from $14.4 million in 1994, and earnings per share increased 5.5% to $1.35 per common share, from $1.28 in 1994.
     Over the past several years, the company has expanded through mergers and acquisitions. These mergers and acquisitions are more fully described below.
     On February 21, 1995, the company assumed $41 million of deposits and acquired three branch facilities and $360 thousand of consumer loans. These deposits and assets were related to the Bowling Green and Scottsville, Kentucky branches of Fifth Third Bank of Kentucky, Inc. The two offices located in Bowling Green, Kentucky were consolidated into existing Trans Financial
locations.  The  company's  existing  location  in  Scottsville,   Kentucky  was
consolidated into the other purchased location. On September 1, 1995, the company acquired AirLanse Travel, a Louisville, Kentucky, travel agency, for cash and stock of the company. On November 15, 1995, the company acquired for cash the assets of Correspondents Mortgage Company, L.P., located in Greensboro, North Carolina. AirLanse Travel was consolidated into the operations of Trans Travel, Inc. and Correspondents Mortgage Company was consolidated into the operations of Trans Financial Mortgage Company. These three acquisitions have been accounted for using the purchase method of accounting and, accordingly, their results of operations and cash flows have been included in the consolidated financial statements since the dates of acquisition. In addition to the deposits assumed, the company received net cash of $36,815,000 and issued 25,000 shares of common stock in connection with these acquisitions.
     The company merged with Kentucky Community Bancorp, Inc. ("KCB") on February 15, 1994, with Peoples Financial Services, Inc. ("PFS") on
April 22, 1994, and with FGC Holding Company ("FGC") on August 31, 1994.
     KCB, of Maysville, Kentucky, was the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank, with combined assets of approximately $175 million. These three banks were consolidated into the operations of TFB-KY on March 31, 1994. Under the terms of the merger with KCB, the shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company.
     PFS, of Cookeville, Tennessee, was the holding company for Peoples Bank and Trust of the Cumberlands ("Peoples Bank") and Citizens Federal Savings Bank ("Citizens"), with combined assets of approximately $123 million. Peoples Bank became TFB-TN and Citizens was consolidated into the operations of TFB,FSB on July 31, 1994. Under the terms of the merger with PFS, the shares of PFS common stock were converted into 1,302,254 shares of common stock of the company.
     FGC, of Martin, Kentucky, was the holding company for First Guaranty National Bank ("TFB-Martin"), with approximately $127 million in assets. TFB-Martin was consolidated into the operations of TFB-KY on March 24, 1995. Under the terms of the merger with FGC, the shares of FGC common stock were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired.
     Each of these three mergers was accounted for using the pooling-of-interests method of accounting and, accordingly, financial statements for all periods were restated to reflect the results of operations of these companies on a combined basis from the earliest period presented, except for dividends per share.
     On July 6, 1993, in a transaction accounted for using the purchase method of accounting, the company acquired Trans Kentucky Bancorp, Pikeville, Kentucky, the holding company for The Citizens Bank of Pikeville ("TFB-Pikeville"). At the acquisition date, TFB-Pikeville (the former Citizens Bank of Pikeville) had total assets of $207 million, net loans of $108 million and total deposits of $164 million. The aggregate cost, including consideration and acquisition costs, totaled $19 million. TFB-Pikeville was consolidated into the operations of TFB-KY on March 24, 1995.
     In recent years, the company has emphasized investments in staff and infrastructure in order to control operating risks, support internal growth and future acquisitions, and facilitate the introduction of new products.
Investments have been made in data processing hardware and software upgrades, which enable the company to process transactions more efficiently, to realize economies of scale and to maintain quality control. Management believes that these expenditures have enhanced the company's franchise and competitively positioned it for future growth and entry into new lines of business.
     The discussion that follows is intended to provide insight into the company's results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which follow this discussion.
     The company consummated several business acquisitions in 1993 and in prior years which were accounted for using the purchase method of accounting. Accordingly, the results of operations of those acquired entities prior to the acquisition dates have not been included in the results of operations.
Therefore, ratios or analyses for periods before and after these purchase acquisitions may not be comparable. The KCB, PFS and FGC mergers were accounted for using the pooling-of-interests method of accounting and, accordingly, all financial data for prior periods were restated as if the entities had been combined for all periods presented. See note 4 to the consolidated financial statements for additional information regarding business combinations.
     All per share data in this report has been adjusted to give effect to stock splits.

Income Statement Review
     Net income was $15.3 million in 1995, compared with $14.4 million in 1994, and $14.1 million in 1993. On a per share basis, net income was $1.35 in 1995, $1.28 in 1994 and $1.24 in 1993. Following is a summary of the components of income and expense and the changes in those components over the past three years.

 Condensed Consolidated Statements of Income
 For the years ended December 31
 Dollars in thousands, except per share data

                                                   Change                       Change

                                     1995    Amount      %         1994     Amount     %         1993

Interest income ............... $ 134,228 $  20,246     17.8  $ 113,982   $ 11,163    10.9  $ 102,819
Interest expense ..............    64,599    17,224     36.4     47,375      3,125     7.1     44,250
                                 --------    ------             -------    -------           --------
Net interest income ...........    69,629     3,022      4.5     66,607      8,038    13.7     58,569
Provision for loan losses .....     5,260     3,048    137.8      2,212       (582)             2,794
                                 --------     -----              ------      ------            ------
Net interest income after
  provision for loan losses ...    64,369       (26)     --      64,395      8,620    15.5     55,775
Non-interest income ...........    24,411     7,241     42.2     17,170        138     0.8     17,032
Non-interest expenses .........    66,049     5,979     10.0     60,070      7,240    13.7     52,830
                                   ------     -----              ------     ------             ------
Income before income taxes and
  cumulative effect of change
  in accounting principle .....    22,731     1,236      5.8     21,495      1,518     7.6     19,977
Income tax expense ............     7,416       341      4.8      7,075        852    13.7      6,223
                                  -------     -----              ------      -----             ------
Income before cumulative effect
  of change in accounting
principle .....................    15,315       895      6.2     14,420       666      4.8    13,754
Cumulative effect of change in
  accounting principle ........    ------        --       --        --       (296)  (100.0)      296
                                                                 ------      -----         ---------
Net income .................... $  15,315   $   895      6.2 %  $14,420      $370     2.6%  $ 14,050
                                             ======                           ====          ========
Earnings per common share ..... $    1.35   $  0.07      5.5 %  $  1.28      $0.04    3.2%  $   1.24
                                 ==========  ======              ======      =====         ========

     Each of these components of income and expense is discussed separately in the sections that follow.

Net Interest Income
     Net interest income totaled $69.6 million in 1995, a 4.5% increase over the $66.6 million recorded in 1994. In 1994 net interest income was up 13.7% over 1993's $58.6 million. The increase in net interest income in both 1995 and 1994 was primarily a result of a higher level of interest-earning assets due to loan growth, which was augmented in 1994 by a 25 basis-point increase in the net interest margin.
     The following table summarizes the changes in the company's net interest margin over the past three years. Net interest margin is net interest income divided by the average balance of interest-earning assets for the year.

 Net Interest Analysis Summary (1)
 For the years ended December 31
                                                                                Basis Point   Basis Point
                                                                            1995 Change  1994   Change 1993

Average yield on interest-earning assets .................................. 8.78%  97    7.81%   22  7.59%
Average rate on interest-bearing liabilities .............................. 4.74  109    3.65    (3) 3.68
                                                                            ----  ----   ----   ---  ----
Net interest-rate spread .................................................. 4.04  (12)   4.16    25  3.91
Impact of non-interest-bearing sources and other
   changes in balance sheet composition ................................... 0.52   11    0.41    --  0.41
                                                                            ----  ----   ----   ---  ----
Net interest margin ....................................................... 4.56% (1)    4.57%   25  4.32%
                                                                            ====  ====   ====  ====  ====

(1)Refer to the tables on pages 18 through 20 for additional data regarding net interest income.

     Although the net interest-rate spread fell by 12 basis points in 1995, the net interest margin was virtually flat, due to a change in the composition of the balance sheet. In 1994, loans accounted for 74% of earning assets, on average, while securities represented 24%. In 1995, as the company utilized maturing securities to fund growth in the loan portfolio, those ratios had changed to 78% and 20%, respectively. The increased proportion of assets invested in relatively higher-earning loans substantially offset the decrease in the interest-rate spread. On November 30, 1995, the company reclassified all securities to available for sale, as permitted by the Financial Accounting Standards Board in a special one-time reassessment.
     Average interest-earning assets for 1994 increased $104 million over 1993, while the net interest margin increased 25 basis points. The increased margin in 1994 is a reflection of the positive impact of prime rate increases as well as a more favorable mix of earning assets.

================================================================================

 Average Consolidated Balance Sheets and Net Interest Analysis

 For the years ended December 31
 Dollars in thousands
                                     1995                           1994                            1993

                         Average   Interest  Average   Average   Interest  Average  Average    Interest    Average
                        Balance(1)    (2)      Rate   Balance(1)   (2)      Rate    Balance(1)   (2)         Rate
Interest-earning
assets:
Securities held
to maturity:
U.S. Treasury,
federal agencies,
and mortgage-backed  $   24,257  $  1,686     6.95$   69,766  $  3,967    75.69$  316,175  $ 19,060     6.03%
backed securities
State and municipal      46,674     2,550     5.46    50,111     2,770     5.53    36,343     2,211     6.08
obligations
Other securities          4,816       355     7.37     5,723       396     6.92    14,441       844     5.84
                     ----------  --------           --------   -------            -------   -------
Total securities
held to maturity         75,747     4,591     6.06   125,600     7,133     5.68   366,959    22,115     6.03
Securities
avail. for sale:
U.S.Treasury,
federal agencies,
and mortgage-
backed securities       209,756    11,847     5.65   214,749    11,477     5.34    19,715       796     4.04
State and municipal
obligations               5,442       310     5.70      --        --       0.00      --        --       0.00
Other securities         13,727       901     6.56    13,526       708     5.23      --        --       0.00
Total securities
available for sale      228,925    13,058     5.70   228,275    12,185     5.34    19,715       796     4.04
                     ----------  --------           --------   -------            -------   -------
Total securities        304,672    17,649     5.79   353,875    19,318     5.46   386,674    22,911     5.93
Fed funds sold           13,652       804     5.89    13,424       540     4.02    36,334       976     2.69
Interest-bearing
deposits with banks         197        17      NM       235        104       NM     1,001       120       NM
Mortgage loans held
for sale                 18,810     1,644     8.74    17,775     1,152     6.48    31,982     2,247     7.03
Loans, net of
unearned income(3)    1,190,727   114,114     9.58 1,073,718    92,868     8.65   898,834    76,565     8.52
                     ----------  --------           --------   -------            -------   -------
Total interest-
earning assets/
interest income       1,528,058   134,228     8.78 1,459,027   113,982     7.81 1,354,825   102,819     7.59
                     ----------  --------           --------   -------            -------   -------
Less allowance
for loan losses         (13,239)                     (12,742)                     (11,181)
                      ----------                   ---------                    ---------
                      1,514,819                    1,446,285                    1,343,644
Non-interest-
earning assets:
Cash and due
from banks               63,726                       65,788                       55,359
Premises and
 equipment               38,307                       35,275                       30,057
Other assets             56,080                       40,712                       34,774
                     ----------                   ----------                   ----------
Total assets         $1,672,932                   $1,588,060                   $1,463,834
                     ==========                   ==========                   ==========
Liabilities and
Shareholders' Equity
Interest-bearing
liabilities:
Interest-bearing
deposits:
Interest-bearing
demand                 $137,496     3,545     2.58  $143,189     3,434     2.40  $118,939     2,870     2.41
Savings deposits        131,614     3,778     2.87   155,819     4,351     2.79   135,013     3,900     2.89
Money market
 accounts                47,288     1,514     3.20    55,636     1,485     2.67    59,069     1,555     2.63
TransPlus
 (SuperNOW)              93,728     2,602     2.78   100,638     2,462     2.45    97,960     2,463     2.51
Certificates of
deposit                 729,269    40,240     5.52   633,608    26,040     4.11   624,638    25,934     4.15
Individual
Retirement Accounts      88,547     4,786     5.41    92,122     3,952     4.29    98,471     4,764     4.84
                       --------   -------          ---------   -------          -------    ------
Total interest-
bearing deposits      1,227,942    56,465     4.60 1,181,012    41,724     3.53 1,134,090    41,486     3.66
Fed funds purchased
and repurchase
agreements               47,219     2,014     4.27    40,303     1,253     3.11    28,084       673     2.40
Other short-term
borrowings               40,652     2,983     7.34    36,669     1,715     4.68     6,624       238     3.59
Long-term debt           46,840     3,137     6.70    40,756     2,683     6.58    33,974     1,853     5.45
                     ----------    ------            -------   -------          --------   ------      -----
Total borrowed funds    134,711     8,134     6.04   117,728     5,651     4.80    68,682     2,764     4.02
                     ----------    ------            -------    ------          -------    ------
Total interest-
bearing liabilities/
interest expense      1,362,653    64,599     4.74 1,298,740    47,375     3.65 1,202,772    44,250     3.68
                                  --------                      ------                      -------

Non-interest-bearing
liabilities:
Non-interest-bearing
deposits                172,748                      168,746                      145,275
Other liabilities        15,485                        8,687                        9,686
                      ---------                    ---------                     --------
Total liabilities     1,550,886
                                                   1,476,173                    1,357,733
Shareholders' equity    122,046                      111,887                      106,101
                     ----------                    ---------                     --------
Total liabilities
and shareholders'
equity               $1,672,932                   $1,588,060                   $1,463,834
                     ==========                    =========                   ===========
spread(4)                                   4.04%                         4.16%                         3.91%
Impact of non-interest
bearing sources and
other changes in
balance sheet
composition                                  0.52                         0.41                          0.41
                                            ------                        -----                       ------
Net interest income /
margin on interest-
earning assets (5)               $69,629     4.56%             $66,607    4.57%             $58,569     4.32%
                                 ========   ======             =======    =====             =======    =====

 NM = not meaningful

(1)Average balances are based on daily balances.
(2)Interest income on tax-exempt securities and loans has not been adjusted to reflect fully-taxable-equivalent interest.
(3) For computational purposes, non-accrual loans are included in loans.
(4) Net interest spread is the difference between the average rate of interest
earned on interest-earning assets and the  average   rate  of  interest
expensed  on   interest-bearing liabilities.
(5)Net interest margin is net interest income divided by average interest-earning assets.

Analysis of Year-to-Year Changes in Net Interest Income
     The following table shows changes in interest income and interest expense resulting from changes in volume and interest rates for the years ended December 31, 1995 and 1994, as compared to the previous year. The change in interest income and expense due to both rate and volume has been allocated to changes in volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.



                                                          1995 vs. 1994                   1994 vs. 1993
                                                        --------------                    -------------
                                                       Increase (decrease)              Increase (decrease)
                                                  in interest income and expense   in interest income and expense
 In thousands                                           due to changes in:               due to changes in:
                                                 Rate      Volume      Total     Rate    Volume       Total
 Interest-earning assets:
   Securities held to maturity:
     U.S. Treasury, federal agencies, and
       mortgage-backed securities            $    736   $ (3,017)  $ (2,281)  $(1,025)  $(14,068)  $(15,093)
     State and municipal obligations              (32)      (188)      (220)     (217)       776        559
     Other securities                              25        (66)       (41)      133       (581)      (448)
                                             --------   --------   --------   -------   --------   --------
     Total securities held to maturity            729     (3,271)    (2,542)   (1,109)   (13,873)   (14,982)
   Securities available for sale:
     U.S. Treasury, federal agencies, and
       mortgage-backed securities                 641       (271)       370       338     10,343     10,681
     State and municipal obligations             --          310        310      --         --         --
     Other securities                             182         11        193      --          708        708
                                             --------   --------   --------   -------   --------   --------
     Total securities available for sale          823         50        873       338     11,051     11,389
                                             --------   --------   --------   -------   --------   --------
     Total securities                           1,552     (3,221)    (1,669)     (771)    (2,822)    (3,593)
   Federal funds sold                             255          9        264       351       (787)      (436)
   Interest-bearing deposits with banks           (72)       (15)       (87)      131       (147)       (16)
   Mortgage loans held for sale                   422         70        492      (163)      (932)    (1,095)
   Loans, net of unearned income               10,577     10,669     21,246     1,194     15,109     16,303
                                             --------   --------   --------   -------   --------   --------
 Total interest-earning assets                 12,734      7,512     20,246       742     10,421     11,163
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand                      251       (140)       111       (18)       582        564
     Savings deposits                             119       (692)      (573)     (134)       585        451
     Money market accounts                        271       (242)        29        21        (91)       (70)
     TransPlus (SuperNOW)                         317       (177)       140       (67)        66         (1)
     Certificates of deposit                    9,857      4,343     14,200      (264)       370        106
     Individual Retirement Accounts               993       (159)       834      (517)      (295)      (812)
                                             --------   --------   --------   -------   --------   --------
     Total interest-bearing deposits           11,808      2,933     14,741      (979)     1,217        238
   Federal funds purchased
     and repurchase agreements                    521        240        761       235        345        580
   Other short-term borrowings                  1,065        203      1,268        92      1,385      1,477
   Long-term debt                                  47        407        454       423        407        830
                                             --------   --------   --------   -------   --------   --------

     Total borrowed funds                       1,633        850      2,483       750      2,137      2,887
                                             --------   --------   --------   -------   --------   --------
 Total interest-bearing liabilities            13,441      3,783     17,224      (229)     3,354      3,125


 Increase (decrease) in net interest income  $   (707)  $  3,729   $  3,022   $   971   $  7,067   $  8,038

Provision for Loan Losses
     The provision for loan losses in 1995 was $5.3 million, or .44% of average loans, an increase of $3.1 million from the $2.2 million, or .21% of average loans, in 1994 and an increase of $2.5 million from the $2.8 million, or .31% of average loans recorded in 1993. Net loan charge-offs were $2.0 million in 1995, compared with $2.2 million in 1994 and $2.3 million in 1993. As a percentage of average loans, net charge-offs were 0.17% in 1995, down from 0.20% in 1994 and 0.26% in 1993, and an average of 0.22% for the five year period 1991-1995. The provision for loan losses and the level of the allowance for loan losses result from management's evaluation of the risk in the loan portfolio. Growth in the loan portfolio, combined with an increase in certain nonperforming loans, caused management to increase the provision in 1995 over 1994. Of the $5.3 million provision recorded in 1995, $3.2 million was recognized in the fourth quarter. Nonperforming loans increased $4.2 million in that quarter, primarily attributed to placing one large commercial loan in nonaccrual status. Further discussion on loan quality and the allowance for loan losses is included later in this review in the Asset Quality discussion.

Non-Interest Income
     Non-interest income for 1995 increased 42% over 1994, after increasing less than 1% from 1993 to 1994. The increases in non-interest income were due to:
In thousands                                          1995 vs.1994 1994 vs.1993
                                                      ------------ ------------
o Increase in service charges on deposit accounts           $ 1,088   $ 1,033
o Decrease in gains on sales of securities                      (57)     (892)
o Increase (decrease) in mortgage banking income due to:
     Adoption of SFAS 122                                     1,243      --
     Increased mortgage servicing fees                        1,169       769
     Increase (decrease) in gain on sale
     of mortgage loans held for sale                            845    (1,149)
     Gain on sale of mortgage servicing rights                1,687      --
o Increase in trust service fees                                145       114
  o Increase in brokerage income                                423       456
  o Increase in travel agency fees                              203       112
  o Increase (decrease) in all other non-interest income .      495      (305)
                                                            -------   -------
    Total increase in non-interest income                   $ 7,241   $   138
     The 1995 increases reflect the company's expanding mortgage banking business and continued improvement in the brokerage and travel businesses, as well as its more traditional line of banking products and services.
     In early 1994, the company engaged an outside consulting firm to review its products and services. As a result of this review, the company implemented a new product and fee structure in April 1995, which resulted in additional service charges on deposit accounts.
     Effective January 1, 1995, the company adopted on a prospective basis Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"). SFAS 122 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or were acquired through loan originations. In prior years only purchased mortgage servicing rights ("MSR's") were recognized as assets. SFAS 122 also eliminates the previous requirement that gains on the sale of mortgage loans be offset against the related servicing right asset. As a result of SFAS 122, the company recognized an additional $1.2 million, before amortization, in noninterest income in 1995 compared with 1994.
     The $1.7 million gain on the sale of mortgage servicing rights shown in the table relates to a $168 million portfolio of mortgage loans serviced for others which was sold during the second quarter of 1995. Notwithstanding this sale of servicing rights, the portfolio has grown from $690 million at the end of 1993, to $1.3 billion at December 31, 1994, and to $2.2 billion at year-end 1995, primarily by acquiring servicing portfolios, but also through originations. These acquisitions have resulted in a significant increase in mortgage servicing fees.

Non-Interest Expenses
     Non-interest expenses for 1995 increased 10% over 1994, after increasing 14% from 1993 to 1994. The increases in non-interest expense were due to:
In thousands                                      1995 vs. 1994   1994 vs. 1993
                                                  -------------    -------------
o Increase in compensation and employee benefits        $ 4,258   $ 3,112
o Increase in occupancy and equipment expense             1,106     1,542
o Increase in communications expense                        476       107
o Increase (decrease) in deposit insurance premiums      (1,088)      405
o Increase in advertising and public relations expense      724       182
o Increase (decrease) in professional fees                 (318)    1,324
o Increase in postage, printing and supplies                127       559
o Increase (decrease) in educational expense                424       (50)
o Increase in foreclosed asset expense                      315       243
o Decrease in other non-interest expenses                   (45)     (184)
                                                        -------   -------
Total increase in non-interest expenses                 $ 5,979   $ 7,240
     The increases in non-interest expenses over the past two years reflect the company's continued investment in new technology, product lines, distribution channels and people, to provide enhanced customer service and support future growth.
     Compensation and benefits increased $4.3 million in 1995 as compared to 1994, and increased $3.1 million in 1994 versus 1993 -- the result of an expansion of the professional staff. Of the increase in compensation and benefits in 1995, $0.8 million represents increased payments associated with the company's implementation of an incentive-based compensation system.
     Advertising and public relations expense increased $0.7 million in 1995, as the company expanded its promotion of the new products and services added during the year, and an intensified sales training program in 1995 resulted in a $0.4 million increase in educational expense.
     Professional fees declined $0.3 million in 1995, after increasing $1.3 million from 1993 to 1994. These expenses were principally related to mergers and acquisitions and the development of new lines of business. In general, the remaining increases in both 1995 and 1994 were related to an ongoing effort to build the company's infrastructure to accommodate future growth, requiring investments in staff as well as in buildings, equipment and information systems. Occupancy and furniture and equipment costs increased $1.1 million in 1995 and $1.5 million in 1994.
     The $1.1 million decrease in deposit insurance expense in 1995 as compared to 1994 was due to a reduction from $0.23 to $0.04 per $100 of deposits insured through the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund ("BIF"), effective June 1, 1995. Approximately 69% of the company's deposits are insured through the BIF. The remaining 31% of the company's deposits are insured through the FDIC's Savings Association Insurance Fund ("SAIF"). Insurance premiums on those deposits remain at $0.23. The FDIC and other banking regulatory authorities have proposed a plan to strengthen the deposit insurance system and eliminate the substantial deposit premium disparity between BIF- and SAIF-insured institutions. This plan includes a one-time assessment of $0.75 to $0.85 per $100 of SAIF-insured deposits. If such a plan were enacted into law, the company would pay a one-time assessment of up to $3.5 million on its SAIF-insured deposits and would realize a subsequent reduction in deposit insurance premiums of approximately $0.8 million per year.

Income Taxes
     The company had income tax expense of $7.4 million in 1995, compared with $7.1 million in 1994, and $6.2 million in 1993. These represent effective tax rates of 32.6%, 32.9% and 31.2%, respectively. Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, resulting in a $296 thousand increase in net income. Further information on the company's income taxes can be found in note 12 to the consolidated financial statements.

Balance Sheet Review
     Assets at year-end 1995 totaled $1.8 billion, compared with $1.6 billion at December 31, 1994. Average total assets increased $85 million in 1995 to $1.7 billion, after increasing $124 million in 1994. Average interest-earning assets increased $69 million in 1995, after increasing $104 million in 1994.
Loans
     Total loans, net of unearned income, averaged $1.19 billion in 1995, compared with $1.07 billion in 1994 and $0.90 billion in 1993. At year-end 1995, loans totaled $1.26 billion, compared with $1.14 billion at December 31, 1994 and $1.01 billion at the end of 1993.
     The company continues to experience strong loan growth throughout its markets, with particular strength in middle market commercial and commercial real estate lending products. The following table presents a summary of the loan portfolio by category for each of the last five years.

 Loans Outstanding
 December 31
 In thousands
                                        1995          1994          1993        1992        1991
Commercial                       $   372,822   $   318,970   $   320,952   $ 235,922   $ 200,020
Commercial real estate               397,741       334,567       234,308     140,554     114,218
Residential real estate              358,257       339,488       304,990     293,393     171,643
Consumer                             132,401       153,754       150,202     114,820      87,105
                                 -----------   -----------   -----------   ---------   ---------
   Total loans                     1,261,221     1,146,779     1,010,452     784,689     572,986
Less unearned income                  (2,150)       (3,063)       (3,656)     (3,843)     (5,032)
                                 -----------   -----------   -----------   ---------   ---------


   Loans net of unearned income  $ 1,259,071   $ 1,143,716   $ 1,006,796   $ 780,846   $ 567,954
                                 ===========   ===========   ===========   =========   =========

Loan Concentrations
     Much of the increase in commercial and commercial real estate loans represents loans to finance the operations of corporate customers. While many of these loans are structured as mortgages, the company is relying on the borrower's cash flow to service the loan and not the sale of the collateral. Commercial real estate loans include financing for industrial parks, residential developments, retail strip shopping centers, multi-family apartment complexes, industrial buildings, fast food and midscale restaurants, and hotels and motels. The primary source of repayment cannot be traced to any narrow industry group.
     Substantially all of the company's loans are to customers located in Kentucky and Tennessee, in the immediate market areas of the banks. None of the company's loans is considered to be a highly leveraged transaction. As of December 31, 1995, the company had outstanding loans and commitments to extend credit ranging from $5 million to $19.5 million to 37 commercial customers. The aggregate amount of these credit relationships was $348 million, of which $5.6 million was classified to nonaccrual during the fourth quarter of 1995.
   The distribution of the company's loans, by industry, is shown in the following table.

 Loans by Industry
 December 31, 1995
 As a percentage of total loans

Agriculture ............................................................   4.4 %
Apartment buildings ....................................................   2.8
Construction and land development ......................................   6.9
Finance and insurance ..................................................   2.1
Manufacturing:
   Durable goods .......................................................   6.3
   Nondurable goods ....................................................   3.4
Mining .................................................................   2.6
Services:
   Health ..............................................................   3.2
   Hotels and  motels ..................................................   2.7
   Other than health and hotels ........................................   4.6
Wholesale and retail trade:
   Restaurants .........................................................   4.6
   Other ...............................................................   7.7
Other commercial real estate ...........................................   8.5
All other commercial loans .............................................   1.4
                                                                           ----
                       Total commercial and commercial real estate loans  61.2
Residential real estate loans ..........................................  28.5
Consumer loans .........................................................  10.3
                                                                           ----
                                     Total loans, net of unearned income 100.0 %
                                                                           ====

The following table sets forth the maturity distribution and interest rate sensitivity of selected loan categories at December 31, 1995. Maturities are based upon contractual terms. The company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over. The table excludes residential real estate and consumer loans.

 Loan Maturities and Rate Sensitivity
 December 31, 1995
 In thousands           One Year  One Through   Over       Total
                         or Less   Five Years Five Years   Loans
 By maturity date:
Commercial ...........   $152,188   $101,761   $118,873   $372,822
Commercial real estate     67,644     78,472    251,625    397,741
                         --------   --------   --------   --------
  Total ..............   $219,832   $180,233   $370,498   $770,563
                         ========   ========   ========   ========

Fixed rate loans .....   $ 63,260   $ 79,521   $ 69,508   $212,289
Floating rate loans ..    156,572    100,712    300,990    558,274
                         --------   --------   --------   --------
  Total ..............   $219,832   $180,233   $370,498   $770,563
                         ========   ========   ========   ========


 By next repricing opportunity:
Commercial ...........   $296,214   $ 47,476   $ 29,132   $372,822
Commercial real estate    307,608     43,657     46,476    397,741
                         --------   --------   --------   --------
  Total ..............   $603,822   $ 91,133   $ 75,608   $770,563
                         ========   ========   ========   ========

Fixed rate loans .....   $ 63,260   $ 79,521   $ 69,508   $212,289
Floating rate loans ..    540,562     11,612      6,100    558,274
                         --------   --------   --------   --------
  Total ..............   $603,822   $ 91,133   $ 75,608   $770,563
                         ========   ========   ========   ========

Asset Quality
     With respect to asset quality, management considers three categories of assets to warrant constant scrutiny. These categories include (a) loans which are currently nonperforming, (b) foreclosed real estate, and (c) loans which are currently performing but which management believes require special attention.
     Nonperforming loans, which include nonaccrual loans, accruing loans past due over 90 days and restructured loans, totaled $17.3 million at the end of 1995, an increase of $9.4 million from 1994. The ratio of nonperforming loans to year-end loans was 1.38%, compared with 0.69% at year-end 1994 and 0.98% at December 31, 1993. As mentioned previously, nonperforming loans increased $4.2 million in the fourth quarter of 1995, primarily due to placing one large commercial loan in nonaccrual status. Nonperforming assets, which include nonperforming loans, foreclosed real estate and other foreclosed property, totaled $22.3 million at year-end 1995, and the ratio of total nonperforming assets to total assets increased to 1.24% at year-end 1995, from 0.81% at December 31, 1994.
     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

 Nonperforming Assets
 December 31
 Dollars in thousands
                                                      1995      1994      1993      1992      1991
Nonaccrual loans ................................  $12,708   $ 4,375   $ 5,926   $ 3,986   $ 2,770
Accruing loans which are contractually
  past due 90 days or more ......................    4,617     3,514     2,377     4,262     2,255
Restructured loans ..............................       14        30     1,591       718     5,587
                                                   -------   -------   -------   -------   -------
  Total nonperforming and restructured loans ....   17,339     7,919     9,894     8,966    10,612
Foreclosed real estate ..........................    4,329     4,998     5,869     9,036     6,455
Other foreclosed property .......................      677       199       113      --        --
                                                   -------   -------   -------   -------   -------
  Total nonperforming and restructured loans

    and foreclosed property .....................  $22,345   $13,116   $15,876   $18,002   $17,067
                                                   =======   =======   =======   =======   =======

Nonperforming and restructured loans
  as a percentage of loans net of unearned income     1.38%     0.69%     0.98%     1.15%     1.87%
Nonperforming and restructured loans and other
  real estate as a percentage of total assets ...     1.24%     0.81%     0.99%     1.30%     1.75%

     Three commercial credit relationships account for $10.8 million, or 85%, of the company's nonaccrual loans at December 31, 1995, and 62% of total nonperforming and restructured loans. The largest of these credits is to a manufacturer of metal products used primarily in the automotive industry. Another of these credits is to a specialty apparel manufacturer, and the third is to a company in the coal mining industry. An allowance for loan losses in the amount of $4.8 million has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. The remaining nonaccrual balance consists of various commercial and consumer loans, with no single loan exceeding $800,000. The increase from December 31, 1994, to December 31, 1995, in accruing loans past due 90 days or more is principally residential real estate loans.
     Foreclosed real estate at December 31, 1995, includes two properties with an aggregate book value of $1.9 million, or 45% of the outstanding balance. The first property was acquired through foreclosure in 1986, with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. Subsequently, the company dissolved the joint venture and retained title to the property. Several parcels have been sold to date. Based on an appraisal of the property and previous sales experience, management does not anticipate any significant loss to be incurred on disposition. The second property included in foreclosed real estate is a manufacturing facility which was acquired in the fourth quarter of 1995. The property is listed for sale and management does not anticipate any significant loss on the sale of the property. The remaining balance of foreclosed real estate consists of several properties, with no single property exceeding $500,000.
     As of December 31, 1995, the company had $7.2 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At December 31, 1995, the allowance was $15.8 million, compared with $12.5 million at both December 31, 1994 and December 31, 1993. The allowance as a percentage of nonperforming loans was 91% at December 31, 1995, as compared to 158% at year-end 1994 and 126% at December 31, 1993. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 1995, was 1.25%, compared with 1.10% at December 31, 1994, and 1.24% at the end of 1993.
     Thirty percent of the allowance at December 31, 1995, was allocated for the three large nonaccrual credits mentioned above, which covers 44% of the balance of those credits. The remaining $11.0 million of the allowance, therefore, is available for the balance of the portfolio, resulting in a coverage ratio of 168% for the remaining nonperforming and restructured loans.
     Following is a summary of the changes in the allowance for loan losses for each of the past five years.

 Summary of Loan Loss Experience
 For the years ended December 31
 Dollars in thousands
                                                      1995        1994        1993        1992        1991
Balance at beginning of year .................  $   12,529  $   12,505  $    9,596  $    7,700  $    7,183
Provision for loan losses ....................       5,260       2,212       2,794       2,618       2,242
Balance of allowance for loan losses
  of acquired subsidiaries at acquisition date        --          --         2,433       1,016        --
Amounts charged off:
  Commercial and commercial real estate ......         993       1,873       2,195       1,623       1,322
  Residential real estate ....................         106          80         315         138         119
  Consumer ...................................       1,426         838         936         738         996
                                                ----------  ----------  ----------  ----------  ----------
  Total loans charged off ....................       2,525       2,791       3,446       2,499       2,437
Recoveries of amounts previously charged off:
  Commercial and commercial real estate ......         228         232         615         323         364
  Residential real estate ....................           8          41         115         106          21
  Consumer ...................................         279         330         398         332         327
                                                ----------  ----------  ----------  ----------  ----------
  Total recoveries ...........................         515         603       1,128         761         712
                                                ----------  ----------  ----------  ----------  ----------
  Net charge-offs ............................       2,010       2,188       2,318       1,738       1,725
                                                ----------  ----------  ----------  ----------  ----------
Balance at end of year .......................  $   15,779  $   12,529  $   12,505  $    9,596  $    7,700
                                                ==========  ==========  ==========  ==========  ==========

Total loans, net of unearned income:


  Average ....................................  $1,190,727  $1,073,718  $  898,834  $  719,184  $  553,549
  At December 31 .............................   1,259,071   1,143,716   1,006,796     780,846     567,954
As a percentage of average loans:
  Net charge-offs ............................      0.17 %      0.20 %      0.26 %      0.24 %      0.31 %
  Provision for loan losses ..................      0.44 %      0.21 %      0.31 %      0.36 %      0.41 %
Allowance as a percentage of year-end loans ..      1.25 %      1.10 %      1.24 %      1.23 %      1.36 %
Allowance as a percentage of nonperforming
  and restructured loans .....................      91.0 %     158.2 %     126.4 %     107.0 %      72.6 %

     The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends, and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluation of their own portfolios as well as by an independent loan review function. Management believes that the allowance for loan losses at December 31, 1995, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank and thrift regulatory authorities, as a part of their periodic examinations of the banks, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.
     The tables below set forth an allocation of the allowance for loan losses by category of loan and a percentage distribution of the allowance allocation. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation of the allowance for loan losses is an estimate of the portion of the allowance which will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan from being used to absorb losses of another loan type.


 Allocation of Allowance for Loan Losses
 December 31
 In thousands

                            1995     1994     1993     1992     1991
Commercial ............  $ 9,133  $ 7,529  $ 6,870  $ 4,813  $ 3,856
Commercial real estate     4,089    1,883    1,718    1,203      964
Residential real estate      640      977    1,358    1,720    1,318
Consumer ..............    1,917    2,140    2,559    1,860    1,562
                         -------  -------  -------  -------  -------
   Total ..............  $15,779  $12,529  $12,505  $ 9,596  $ 7,700
                         =======  =======  =======  =======  =======


 Allocation of Year-End Allowance for Loan Losses
   and Percentage of Each Type of Loan to Total Loans
 December 31
                               1995               1994                1993               1992                  1991
                        Allowance  Loans   Allowance  Loans   Allowance   Loans   Allowance   Loans     Allowance    Loans
Commercial ...........     57.9%   29.6%   60.1%      27.8%      54.9%     31.7%   50.2%       30.1%        50.1%   34.9%
Commercial real estate     25.9    31.5    15.0       29.2       13.7      23.2    12.5        17.9         12.5    19.9
Residential real .....      4.1    28.4     7.8       29.6       10.9      30.2    17.9        37.4         17.1    30.0
estate
Consumer .............     12.1    10.5    17.1       13.4       20.5      14.9    19.4        14.6         20.3    15.2
                           ----   ----     ----      -----     ------      ----    ----        ----         ----    ----

   Total .............    100.0%  100.0%  100.0%     100.0%     100.0%    100.0%  100.0%      100.0%       100.0%  100.0%
                          ======  ======  ======     ======     ======    ======  ======      ======       ======  ======


Securities, Federal Funds Sold and Resale Agreements
     Securities, including those classified as held to maturity and available for sale, decreased from $386 million at December 31, 1993, to $314 million at year-end 1994, and to $298 million at December 31, 1995. The decline in the securities portfolio in both 1995 and 1994 was substantially the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.
     Effective December 31, 1993, the company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value, as are all equity securities. Beginning December 31, 1993, unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity, net of tax. As mentioned previously, the company reclassified all securities to available for sale on November 30, 1995.
     The percentage of collateralized mortgage obligations ("CMO's") and mortgage-backed securities to total securities declined to 27% at December 31, 1995, from 31% at December 31, 1994, and 39% at December 31, 1993. This decline was due to the significant refinancing of residential mortgages and the resulting prepayment of mortgage-related securities coupled with management's desire to decrease the company's exposure to mortgage-related securities. Due to the unpredictable nature of residential mortgage prepayments, the average and final maturities of the related securities vary. In a rising rate environment these securities have a longer expected life, while in a declining rate environment they have a shorter expected life. Management limits this prepayment and payment extension risk principally by investing in planned amortization class CMO's, which have less volatility than other mortgage-backed securities and have an average life of three to five years.
     The tables below present the carrying value of securities for each of the past three years and the maturities and yield characteristics of securities as of December 31, 1995.

 Carrying Value of Securities
 December 31
 In thousands
                                                                         1995       1994       1993
U.S. Treasury and federal agencies:
  Available for sale ..............................................   $142,199   $146,484   $123,677
  Held to maturity ................................................       --        3,081     51,759
Collateralized mortgage obligations and mortgage-backed securities:
  Available for sale ..............................................     81,900     70,895    105,273
  Held to maturity ................................................       --       26,372     45,660
State and municipal obligations:
  Available for sale ..............................................     55,552       --         --
  Held to maturity ................................................       --       49,752     42,162
Other securities:
  Available for sale ..............................................     18,571     12,264     11,086
  Held to maturity ................................................       --        5,553      6,031
                                                                      --------   --------   --------
Total securities:
  Available for sale ..............................................    298,222    229,643    240,036
  Held to maturity ................................................       --       84,758    145,612
                                                                      --------   --------   --------
   Total securities ...............................................   $298,222   $314,401   $385,648
                                                                      ========   ========   ========


 Maturity Distribution of Securities Available for Sale
 December 31, 1995
                                                   Over     Over Five
                                                 One Year     Years
 In thousands                          One Year   Through    Through     Over     Equity       Total     Market
                                        or Less  Five Years Ten Years Ten Years  Securities  Maturities   Value
 U.S. Treasury and federal agencies ..   $46,553   $ 74,325   $22,884        $-         $-   $143,762   $142,199

 Collateralized mortgage obligations
and mortgage-backed ..................     1,889     49,129    10,561    20,590          --    82,169     81,900
securities:(1)
 State and municipal obligations .....     4,134     13,391    23,428    13,266          --    54,219     55,552
 Other securities ....................       608      1,823     2,473       219      13,525    18,648     18,571
                                         -------   --------   -------   -------   ---------   --------   --------

   Total securities available for sale   $53,184   $138,668   $59,346   $34,075   $  13,525  $298,798   $298,222
                                         =======   ========   =======   =======   =========  ========   ========


 Percent of total ....................    17.80 %  46.41 %      19.86 %  11.41 %      4.52 %  100.00 %
 Weighted average yield(2) ...........     5.40 %   5.11 %       5.44 %   6.47 %      6.37 %    5.44 %

(1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 1995 prepayment projections.
(2) The weighted average yields are based on amortized cost.

Other Assets
       The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"). SFAS 122 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or were acquired through loan originations. In prior years only purchased mortgage servicing rights ("MSR's") were recognized as assets. As a result of SFAS 122 and purchases of servicing portfolios, the company recognized in the consolidated balance sheet MSR's of $28.3 million at December 31, 1995, compared with $9.2 million at year-end 1994. Servicing portfolios purchased during 1995 totaled $1.2 billion of mortgage loans and represented $20.1 million of the mortgage servicing rights asset at year-end 1995.
     The carrying value of MSR's and the related amortization are evaluated quarterly in relation to their fair values. The company evaluates the carrying value of the MSR's by estimating the present value of the future net servicing income of the rights, using a discounted valuation method and based on management's best estimate of remaining loan lives. Serviced loans are stratified into four interest rate groups and two loan types. Approximately 77% of the loans have contractual interest rates from 7% to 9%. Impairment and subsequent adjustments in each stratum, if any, are recognized by a valuation allowance and a charge against servicing income. Prepayments of mortgage loans can have a considerable impact on the value of the MSR portfolio. Prepayments result from a variety of factors, but a declining mortgage loan interest rate environment is generally considered to be the most significant of these. Therefore, the carrying value of the MSR's could become impaired in future periods if mortgage rates should decline substantially. Deposits and Borrowed Funds
     Total deposits averaged $1.40 billion in 1995, a 4% increase over 1994. In order to fund growth in the loan portfolio, the company issued in the first quarter of 1995 $30 million of 24-month brokered certificates of deposit and purchased $41 million of deposits from Fifth Third Bank of Kentucky, Inc. Excluding these transactions, average deposits would have grown approximately $10 million from 1994 to 1995.
     In 1994, total deposits averaged $1.35 billion, a 6% increase over 1993. Most of this increase was in interest-bearing deposits, which increased $47 million, or 4%. However, excluding TFB-Pikeville from both years, interest-bearing deposits decreased $20 million, or 2%. Non-interest-bearing accounts increased $23 million, or 16%, year-to-year.
     Time deposits of $100,000 or more totaled $206.9 million at December 31, 1995, and $163.6 million at December 31, 1994. Interest expense on time deposits of $100,000 or more was $11.8 million in 1995, $6.3 million in 1994 and $6.7 million in 1993. The table below provides information on the maturities of time deposits of $100,000 or more at December 31, 1995.

 Maturity of Time Deposits of $100,000 or More
 December 31, 1995
 In thousands
 Three months or less                                                 $48,764
 Over three through six months                                         34,916
 Over six through twelve months                                        57,652
 Over twelve months                                                    65,535
                                                            ------------------
    Total                                                           $206,867

   Information regarding short-term borrowings is presented below.

 Short-term Borrowings
 Dollars in thousands
                                                        1995      1994     1993
Federal funds purchased and repurchase agreements:
  Balance at year end ............................  $ 75,594  $ 74,553  $29,704
  Weighted average rate at year end ..............    4.83 %    3.50 %   2.38 %
  Average balance during the year ................    47,219    40,303   28,084
  Weighted average rate during the year ..........    4.27 %    3.11 %   2.40 %
  Maximum month-end balance ......................    82,607    74,553   35,784
Other short-term borrowings:
  Balance at year end ............................    45,014    48,033   15,000
  Weighted average rate at year end ..............    6.67 %    6.36 %   3.45 %
  Average balance during the year ................    40,652    36,669    6,624
  Weighted average rate during the year ..........    7.34 %    4.68 %   3.59 %
  Maximum month-end balance ......................    61,831    48,840   15,000
Total short-term borrowings:
  Balance at year end ............................   120,608   122,586   44,704
  Weighted average rate at year end ..............    5.52 %    4.62 %   2.74 %
  Average balance during the year ................    87,871    76,972   34,708
  Weighted average rate during the year ..........    5.69 %    3.86 %   2.63 %
  Maximum month-end balance ......................   120,608   122,586   50,784

     Substantially all federal funds purchased and repurchase agreements mature in one business day. Other short-term borrowings principally represent Federal Home Loan Bank ("FHLB") advances to TFB,FSB and TFB-KY (with varying maturity dates), which are funding residential mortgage and commercial loans.
     The company has a $5 million unsecured operating line of credit with an unaffiliated commercial bank that is used from time-to-time to supplement the company's cash requirements. The line was not in use at December 31, 1995 or 1994.
     Long-term debt averaged $46.8 million in 1995, compared with $40.8 million in 1994 and $34.0 million in 1993. The increase in 1995 as compared to 1994 is due to the issuance in the fourth quarter of $50 million of senior bank notes. That program is described in the Capital Resources and Liquidity discussion, which follows. The 1994 increase is due to an FHLB advance to TFB-KY which had an original maturity exceeding one year. The advance, which was drawn upon in order to fund fixed-rate commercial loans, was rewritten during 1994 and classified as a short-term borrowing.
     Long-term debt also includes financing from an unaffiliated commercial bank for the company's leveraged ESOP. Total ESOP debt was $3.0 million at December 31, 1995, and $3.7 million at December 31, 1994.
     See note 9 to the consolidated financial statements for a further description of the terms of these borrowings.

Capital Resources and Liquidity
     The company's capital ratios at December 31, 1995 and 1994 (calculated in accordance with regulatory guidelines) were as follows:
December 31                 1995     1994
Tier 1 risk based ...       8.64%    9.47%
   Regulatory minimum       4.00     4.00
Total risk based ....      12.15    13.31
   Regulatory minimum       8.00     8.00
Leverage                    6.70     6.95
   Regulatory minimum       3.00     3.00

     The decrease in these capital ratios over the past year is primarily due to growth in the balance sheet -- particularly commercial and commercial real estate loans. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at December 31, 1995.
     Approximately half of the $18.1 million increase in equity capital during 1995 was provided by retained earnings. Most of the remaining portion was due to a $7.7 million decline in the unrealized net loss on securities available for sale. In 1994, retained earnings provided $8.6 million in equity, however this was offset by an $8.8 million increase in the unrealized net loss on the portfolio of securities available for sale.
     Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. At December 31, 1995, the aggregate retained earnings of the banks was $67.2 million, of which $25.5 million was available for the payment of dividends to the parent company.
     In order to support internally-generated growth in the loan portfolio, TFB-KY issued in the fourth quarter of 1995, $20 million of two-year notes and $30 million of three-year notes under a $250 million senior bank note program. The notes issued to date bear interest at fixed rates of 6.32% and 6.48%, respectively, and have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Interest rate swaps are discussed more fully in the Asset/Liability Management section which follows and in note 14 to the consolidated financial statements. An additional $200 million of bank notes may be issued from time to time under this book-entry program in maturities of from 30 days to 30 years.

Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company manages the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity within established policy guidelines.
     The company's Asset/Liability Committee approves policy guidelines, provides oversight to the asset/liability management process, and monitors and adjusts exposure to interest rates in response to loan and deposit flows. Asset/liability activity is reviewed monthly by the company's board of directors.
     An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. The simulation model used by the company reflects the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. It combines the various factors affecting rate sensitivity into a two-year earnings outlook that incorporates management's view of the most likely interest rate environment. The model is updated at least monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature of those rates, with a probability assigned to potential future events which might affect those rates.
     Among the factors the model utilizes are rate-of-change differentials, such as federal funds rates versus savings account rates; maturity effects, such as calls on securities; and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels, such as loans and investment securities, and floating-rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined.
     The following illustrates the effects on net interest income of multiple rate environments compared to the rate environment of December 1995 (the "flat" scenario). For example, in the scenario considered "most likely" the company assumed that the federal funds rate and prime rate would be 5.00% and 8.00%, respectively, at the end of 1996, and would be slightly higher for seven of the twelve months from December 31, 1995 to December 31, 1996.

                                   Most
                           Flat  Likely   Rising  Declining
Assumptions:
  Prime rate .........     8.50%   8.00%   11.50%   5.75%
  Federal funds rate .     5.50%   5.00%    8.50%   3.00%

Increase (decrease) in
  net interest income        - %  (0.24)%  (0.07)% (2.14)%

     The company's simulation model shows that under each of the three scenarios, net interest income would be lower than if rates remained constant, with a declining rate environment having the greatest negative impact. Due to the recent restructuring of the balance sheet, along with off-balance-sheet transactions, management believes that the company's rate sensitivity position is essentially balanced at December 31, 1995, indicating that net interest income would not be impacted significantly under a reasonably foreseeable rising or falling interest rate scenario. It should be noted that the results of the simulation model do not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions which effectively neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate. In a higher interest-rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from interest rate swap transactions. Conversely, if interest rates decline, the swaps will mitigate the company's exposure to reduced net interest income.
     These swap transactions are described more fully in note 14 to the consolidated financial statements.

 Quarterly Results of Operations
 In thousands, except per share data

                                                              1995                                1994
                                                 4th Qtr  3rd Qtr 2nd Qtr   1st Qtr  4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
 Interest income ..............................  $35,097  $34,222  $33,236  $31,673  $30,294  $28,926  $28,137  $26,625
 Interest expense .............................   17,244   16,686   16,039   14,630   12,703   11,972   11,467   11,233
                                                 -------  -------  -------  -------  -------  -------  -------  -------
 Net interest income ..........................   17,853   17,536   17,197   17,043   17,591   16,954   16,670   15,392
 Provision for loan losses ....................    3,180      780      780      520      645      555      574      438
                                                 -------  -------  -------  -------  -------  -------  -------  -------
 Net interest income after ....................   14,673   16,756   16,417   16,523   16,946   16,399   16,096   14,954
 provision
 Non-interest income ..........................    7,062    5,764    6,925    4,660    4,941    4,274    3,867    4,088
 Non-interest expenses ........................   17,500   15,801   17,185   15,563   15,873   14,996   14,900   14,301
                                                 -------  -------  -------  -------  -------  -------  -------  -------
 Income before income taxes ...................    4,235    6,719    6,157    5,620    6,014    5,677    5,063    4,741
 Income tax expense ...........................    1,378    2,175    2,038    1,825    1,963    1,870    1,638    1,604
                                                 -------  -------  -------  -------  -------  -------  -------  -------
 Net income ...................................  $ 2,857  $ 4,544  $ 4,119  $ 3,795  $ 4,051  $ 3,807  $ 3,425  $ 3,137
                                                 =======  =======  =======  =======  =======  =======  =======  =======
 Net income applicable to common stock ........  $ 2,857  $ 4,544  $ 4,119  $ 3,795  $ 4,051  $ 3,793  $ 3,405  $ 3,117
                                                 =======  =======  =======  =======  =======  =======  =======  =======


 Earnings per common share ....................  $  0.25  $  0.40  $  0.36  $  0.34  $  0.36  $  0.34  $  0.30  $  0.28
                                                 =======  =======  =======  =======  =======  =======  =======  =======


 Consolidated Statistical Information (1)(2)
 For the years ended December 31
 Dollars in thousands, except per share data

                                                              1995        1994        1993        1992      1991
Interest income ......................................  $  134,228  $  113,982  $  102,819  $   95,343  $ 79,727
Interest expense .....................................      64,599      47,375      44,250      46,763    46,819
                                                        ----------  ----------  ----------  ----------  --------
Net interest income ..................................      69,629      66,607      58,569      48,580    32,908
Provision for loan losses ............................       5,260       2,212       2,794       2,618     2,242
                                                        ----------  ----------  ----------  ----------  --------
Net interest income after provision for loan losses ..      64,369      64,395      55,775      45,962    30,666
Non-interest income ..................................      24,411      17,170      17,032      13,793     9,237
Non-interest expenses ................................      66,049      60,070      52,830      39,890    29,228
------------------------------------------------------  ----------  ----------  ----------  ----------  --------
Income before income taxes and cumulative
  effect of change in accounting principle ...........      22,731      21,495      19,977      19,865    10,675
Income tax expense ...................................       7,416       7,075       6,223       6,400     3,083
------------------------------------------------------  ----------  ----------  ----------  ----------  --------
Income before cumulative effect
  of change in accounting principle ..................      15,315      14,420      13,754      13,465     7,592
Cumulative effect of change in accounting principle ..        --          --           296        --        --
------------------------------------------------------  ----------  ----------  ----------  ----------  --------
Net income ...........................................  $   15,315  $   14,420  $   14,050  $   13,465  $  7,592
                                                        ==========  ==========  ==========  ==========  ========
Net income applicable to common stock ................  $   15,315  $   14,366  $   13,969  $   13,328  $  7,198
                                                        ==========  ==========  ==========  ==========  ========

Per common share:(3)
  Primary earnings per share .........................  $     1.35  $     1.28  $     1.24  $     1.25  $   1.03
  Fully-diluted earnings per share ...................        1.34        1.28        1.24        1.25      0.99
  Common shareholders' equity at year end ............       11.49        9.96        9.96        9.01      7.78
  Cash dividends declared ............................        0.60        0.56        0.51        0.44      0.36
  Year-end stock price ...............................       17.88       13.00       16.50       15.19     12.00
At year end:
  Total assets .......................................   1,795,649   1,617,835   1,597,453   1,380,626   976,405
  Total loans, net of unearned income ................   1,259,071   1,143,716   1,006,796     780,846   567,954
  Total deposits .....................................   1,444,483   1,335,509   1,376,227   1,222,050   857,663
  Long-term debt .....................................      86,605      37,334      54,217      21,957    18,958
  Total shareholders' equity .........................     129,767     111,632     112,036      99,406    66,172
  Common shareholders' equity ........................     129,767     111,632     111,026      98,396    62,877
  Allowance for loan losses ..........................      15,779      12,529      12,505       9,596     7,700
Selected ratios:
  Return on average assets ...........................      0.92 %      0.91 %      0.96 %      1.10 %    0.86 %
  Return on average shareholders' equity .............       12.55       12.89       13.24       14.56     13.65
  Return on average common shareholders' equity ......       12.55       12.92       13.29       14.57     14.64
  Average shareholders' equity to average total assets        7.30        7.05        7.25        7.58      6.31
  Leverage ratio .....................................        6.70        6.95        6.47        6.57      5.99
  Tier 1 risk-based capital ratio ....................        8.64        9.47        9.36       11.05      9.21
  Total risk-based capital ratio .....................       12.15       13.31       13.50       12.51     11.58
  Common dividend payout ratio .......................       44.49       43.88       41.05       35.10     35.03
  Allowance for loan losses as a percentage
    of year-end loans ................................        1.25        1.10        1.24        1.23      1.36
  Nonperforming loans as a percentage
    of year-end loans ................................        1.38        0.69        0.98        1.15      1.87
  Net charge-offs as a percentage of average loans ...        0.17        0.20        0.26        0.24      0.31
  Net interest margin ................................        4.56        4.57        4.32        4.31      4.04
Other data:
  Number of full-time-equivalent employees at year end         932         836         829         672       473

(1) During 1995, 1993, 1992 and 1991, the company acquired one commercial bank, three thrift institutions and certain branches of two other thrift institutions in transactions accounted for using the purchase method of accounting. Financial data pertaining to the acquired entities since the acquisition dates has been included in the consolidated financial statements. See note 4 to the consolidated financial statements. (2) In 1994 and 1992, the company merged with four bank holding companies in transactions accounted for using the pooling-of-interests method of accounting. Accordingly, all financial data has been restated as if the entities were combined for all periods presented. See note 4 to the consolidated financial statements. (3) All per common share data has been adjusted to reflect the 4-for-3 stock splits effected December 18, 1992, and December 16, 1991.

                          Independent Auditors' Report




   We have audited the accompanying consolidated balance sheets of Trans Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Financial, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.
   As discussed in note 2 to the consolidated financial statements, in 1995 the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, and in 1993 it adopted Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes, and No. 115, Accounting for Certain Investments in Debt and Equity Securities.


                            /s/ KPMG Peat Marwick LLP
                                KPMG Peat Marwick LLP
Louisville, Kentucky
January 15, 1996

 Consolidated Balance Sheets
 December 31 - In thousands, except share data
                                                        1995          1994
 Assets
Cash and due from banks (note 5) ..............  $    81,703   $    80,828
Interest-bearing deposits with banks ..........          197           197
Mortgage loans held for sale (note 2) .........       45,751         6,541
Securities available for sale (amortized cost
   of $298,798 as of December 31, 1995, and
   $242,079 as of December 31, 1994) (note 6) .      298,222       229,643
Securities held to maturity (market value of
   $81,209 as of December 31, 1994) (note 6) ..         --          84,758
Loans, net of unearned income (notes 7 and 9) .    1,259,071     1,143,716
Less allowance for loan losses ................       15,779        12,529
                                                 -----------   -----------
   Net loans ..................................    1,243,292     1,131,187
Premises and equipment, net (note 8) ..........       41,458        36,440
Mortgage servicing rights (note 2) ............       28,284         9,166
Other assets (note 4) .........................       56,742        39,075
                                                 -----------   -----------
   Total assets ...............................  $ 1,795,649   $ 1,617,835
                                                 ===========   ===========

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing .......................  $   206,725   $   192,433
   Interest bearing ...........................    1,237,758     1,143,076
                                                 -----------   -----------
   Total deposits .............................    1,444,483     1,335,509
Federal funds purchased and
   repurchase agreements ......................       75,594        74,553
Other short-term borrowings (note 9) ..........       45,014        48,033
Long-term debt (note 9) .......................       86,605        37,334
Other liabilities .............................       14,186        10,774
                                                 -----------   -----------
   Total liabilities ..........................    1,665,882     1,506,203
Commitments and contingencies (notes 13 and 14)
Shareholders' equity:
   Preferred stock (note 10) ..................         --            --
   Common stock, no par value. Authorized
      50,000,000 shares; issued and
      outstanding 11,293,291 and
      11,203,247 shares, respectively .........       21,175        21,006
   Additional paid-in capital .................       43,872        42,810
   Retained earnings (note 11) ................       68,152        59,587
   Unrealized net loss on
      securities available for sale,
      net of tax (note 6) .....................         (403)       (8,073)
   Employee Stock Ownership Plan shares
      purchased with debt (notes 9 and 13) ....       (3,029)       (3,698)
                                                 -----------   -----------
   Total shareholders' equity .................      129,767       111,632
                                                 -----------   -----------
   Total liabilities and shareholders' equity .  $ 1,795,649   $ 1,617,835
                                                 ===========   ===========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 Years Ended December 31
 In thousands, except per share data

 Interest income                                   1995      1994      1993
   Loans, including fees ....................  $115,757  $ 94,020  $ 78,812
   Federal funds sold and resale
     agreements .............................       804       540       976
   U.S. Treasury and federal agency securities   13,532    15,444    19,856
   State and municipal obligations ..........     2,861     2,770     2,211
   Other securities .........................     1,257     1,104       844
   Interest-bearing deposits with banks .....        17       104       120
                                               --------  --------  --------
   Total interest income ....................   134,228   113,982   102,819
 Interest expense
   Deposits .................................    56,465    41,724    41,486
   Federal funds purchased
     and repurchase agreements ..............     2,014     1,253       673
   Other short-term borrowings (note 9) .....     2,983     1,715       238
   Long-term debt (note 9) ..................     3,137     2,683     1,853
---------------------------------------------  --------  --------  --------
   Total interest expense ...................    64,599    47,375    44,250
                                               --------  --------  --------
 Net interest income ........................    69,629    66,607    58,569
   Provision for loan losses (note 7) .......     5,260     2,212     2,794
                                               --------  --------  --------
 Net interest income after
   provision for loan losses ................    64,369    64,395    55,775
 Non-interest income
   Service charges on deposit accounts ......     8,472     7,384     6,351
   Mortgage banking income ..................     6,009     2,752     3,132
   Gain on sale of mortgage servicing rights      1,687      --        --
   Gain on sale of securities, net (note 6) .       200       257     1,149
   Trust services ...........................     1,392     1,247     1,133
   Brokerage income .........................     1,728     1,305       849
   Other ....................................     4,923     4,225     4,418
                                               --------  --------  --------
   Total non-interest income ................    24,411    17,170    17,032
 Non-interest expenses
   Compensation and benefits (note 13) ......    30,588    26,330    23,218
   Net occupancy expense ....................     4,836     4,572     4,071
   Furniture and equipment expense ..........     6,126     5,284     4,243
   Deposit insurance ........................     2,095     3,183     2,778
   Professional fees ........................     3,424     3,742     2,418
   Postage, printing & supplies .............     3,643     3,516     2,957
   Communications ...........................     1,607     1,131     1,024
   Other ....................................    13,730    12,312    12,121
                                               --------  --------  --------
   Total non-interest expenses ..............    66,049    60,070    52,830
                                               --------  --------  --------
 Income before income taxes and
   cumulative effect of change
   in accounting principle ..................    22,731    21,495    19,977
 Income tax expense (note 12) ...............     7,416     7,075     6,223
                                               --------  --------  --------
 Income before cumulative effect
   of change in accounting principle ........    15,315    14,420    13,754
 Cumulative effect of change in
   accounting principle (note 12) ...........      --        --         296
                                               --------  --------  --------
 Net income .................................  $ 15,315  $ 14,420  $ 14,050
                                               ========  ========  ========
 Net income applicable
   to common stock ..........................  $ 15,315  $ 14,366  $ 13,969
                                               ========  ========  ========
 Primary earnings per common share (note 2):
   Before cumulative effect of change
     in accounting principle ................  $   1.35  $   1.28  $   1.22
   Based on net income ......................      1.35      1.28      1.24

 See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
In thousands, except share and per share data
                              Preferred Stock   Common Stock

                              Number            Number                  Addtl
                               of                 of                   Paid-in
                              shares  Amount    shares       Amount    Capital
                             -------  ------    ----------   ------    -------

 Balance 12/31/92             1,010    $1,010    8,191,520   $20,479   $40,913


 Net income for the year
 Cash dividends declared:
 Common stock, $.51 per
 share
 Preferred stock
 Stock options exercised                             8,577        16        36
 Common stock issued in
 connection
 with dividend
 reinvestment and stock
 purchase plans and other                           47,613        89       738
 issuances
 Four-for-three stock split                      2,730,025
 Common stock issued in                            171,738       322       572
 public offering
 Decrease in unrealized loss
 on marketable equity
 securities
 Net unrealized gain on
 securities
 available for sale, net
 of tax
 ESOP debt reduction, net
 Reissue treasury stock                                249                   3
                             ------     ------  ----------   -------   -------
 Balance 12/31/93             1,010     $1,010  11,149,722   $20,906   $42,256


 Net income for the year
 Cash dividends declared:
 Common stock, $.56 per
 share
 Preferred stock
Redemption of preferred
stock (note 10)             (1,010)     (1010)
Stock options exercised                             22,018        41       178
Common stock issued in
connection
with dividend
reinvestment and stock
purchase plan and other                             31,507        59       376
issuances
Net unrealized loss on
securities
available for sale, net
of tax
ESOP debt reduction, net
                            -------    ------   ----------   -------  --------

Balance 12/31/94                 --        $-   11,203,247   $21,006   $42,810



Net income for the year
Cash dividends declared:
Common stock, $.60 per
share
Common stock issued in
connection
with business combination
accounted
for as a purchase                                   25,000        47       384
(note4)
Stock options exercised,
net of
shares redeemed                                     30,887        58       205
Common stock issued in
connection
with dividend
reinvestment and stock
purchase plan                                       34,157        64       473
Decrease in net
unrealized loss on
securities available
for sale, net of tax
ESOP debt reduction, net
                            -------    ------  -----------  --------    ------
Balance 12/31/95                 --        $-   11,293,291   $21,175   $43,872
                            =======    ======   ==========   =======   =======




 See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders' Equity
 In thousands, except share and per share data


                                                  Unrealized  Employee
                                    Unrealized    Net Gain    Stock
                                     Loss on       (Loss) on  Ownership
                                   Marketable    Securities Plan Shares
                          Retained  Equity        Available  Purchased    Total
                          Earnings  Securities    for Sale   With Debt
                          -------  ----------     --------   ---------   -------
 Balance 12/31/92        $41,039      $(163)           $-     $(3,872)  $99,406


 Net income for the year  14,050                                         14,050
 Cash dividends declared:
 Common stock, $.51 per  (4,002)                                        (4,002)
 share
 Preferred stock            (81)                                           (81)
 Stock options exercised                                                     52
 Common stock issued in
 connection
 with dividend
 reinvestment and stock
 purchase plans and other                                                   827
 issuances
 Four-for-three stock spli   (6)                                            (6)
 Common stock issued in                                                     894
 public offering
 Decrease in unrealized lo
 on marketable equity                    163                                163
 securities
 Net unrealized gain on
 securities
 available for sale, net                              719                   719
 of tax
 ESOP debt reduction, net                                           11       11
 Reissue treasury stock
                         -------       -----        -----      -------  -------

 Balance 12/31/93        $51,006          $-         $719     $(3,861) $112,036


 Net income for the year  14,420                                         14,420
 Cash dividends declared:
 Common stock, $.56 per  (5,785)                                        (5,785)
 share
 Preferred stock            (54)                                           (54)
Redemption of preferred                                                 (1,010)
stock (note 10)
Stock options exercised                                                     219
Common stock issued in
connection
with dividend                                                                 8
reinvestment and stock
purchase plan and other                                                     435
issuances
Net unrealized loss on
securities                                                                    6
available for sale, net                           (8,792)               (8,792)
of tax
ESOP debt reduction, net                                           163      163
                         -------       -----     --------      -------  -------

Balance 12/31/94         $59,587          $-     $(8,073)     $(3,698) $111,632



Net income for the year   15,315                                         15,315
Cash dividends declared:
Common stock, $.60 per   (6,750)                                        (6,750)
share
Common stock issued in
connection
with business combination
accounted
for as a purchase                                                           431
(note4)
Stock options exercised,
net of
shares redeemed                                                             263
Common stock issued in
connection
with dividend
reinvestment and stock
purchase plan                                                               537
Decrease in net
unrealized loss on
securities available                                7,670                 7,670
for sale, net of tax
ESOP debt reduction, net                                          669       669
                         -------       -----       ------     -------- --------
Balance 12/31/95         $68,152          $-       $(403)     $(3,029) $129,767
                         =======       =====       ======     ======== ========
See accompanying notes to consolidated financial statements.



 Consolidated Statements of Cash Flows
 Years Ended December 31
 In thousands, except per share data

Cash flows from operating activities:                         1995        1994        1993
Net income ............................................  $  15,315   $  14,420   $  14,050
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses .........................      5,260       2,212       2,794
    Deferred tax expense ..............................     (2,387)       (882)       (522)
    Gain on sale of securities ........................       (200)       (257)     (1,149)
    Loss (gain) on sale of mortgage loans held for sale     (1,888)        200        (949)
    Loss (gain) on sale of premises and equipment .....       (174)       (231)         14
    Gain on sale of mortgage servicing rights .........     (1,687)       --          --
    Depreciation and amortization of fixed assets .....      5,473       5,032       3,466
    Amortization of intangible assets .................      1,394       1,087       1,085
    Amortization of premium on securities
      and loans, net ..................................      1,077       2,094       2,090
    Amortization of mortgage servicing rights .........      2,720       1,013         389
Increase in accrued interest receivable ...............     (1,736)     (1,593)     (1,370)
Decrease (increase) in other assets ...................    (10,759)     (3,159)      2,912
Increase (decrease) in accrued interest payable .......      3,588         114        (449)
Increase (decrease) in other liabilities ..............     (4,993)      4,197      (2,331)
Sale of mortgage loans held for sale ..................    150,359     133,598     201,840
Originations of mortgage loans held for sale ..........   (187,681)    (95,161)   (221,072)
                                                         ---------   ---------   ---------
  Net cash provided by (used in) operating activities .    (26,319)     62,684         798
Cash flows from investing activities:
Net decrease in interest-bearing deposits
  with banks ..........................................       --           250       8,460
Net decrease in federal funds sold
  and resale agreements ...............................       --        32,778      36,888
Proceeds from sale of securities:
  Available for sale ..................................     33,247       5,183      23,787
  Held to maturity (note 6) ...........................      2,486        --          --
Proceeds from prepayment and call of securities:
  Available for sale ..................................     22,940      50,975       3,872
  Held to maturity ....................................      4,758      12,363     111,270
Proceeds from maturities of securities:
  Available for sale ..................................     33,726      20,412      12,920
  Held to maturity ....................................      3,140       9,492      44,854
Purchase of securities:
  Available for sale ..................................    (70,136)    (21,566)    (49,965)
  Held to maturity ....................................     (3,000)    (20,047)    (94,514)
Net increase in loans .................................   (118,498)   (140,434)   (117,798)
Purchase and origination of mortgage servicing rights .    (22,331)     (7,778)     (1,131)
Proceeds from sale of mortgage servicing rights .......      2,180        --          --
Proceeds from sale of foreclosed assets ...............      1,705       1,950       2,949
Purchases of premises and equipment ...................    (10,555)     (9,785)     (5,423)
Proceeds from disposal of premises and equipment ......        836       1,569         112
Net cash and cash equivalents inflow (outflow)
  from acquisitions (note 4) ..........................     36,815        --        (7,996)
                                                         ---------   ---------   ---------
  Net cash used in investing activities ...............    (82,687)    (64,638)    (31,715)
Cash flows from financing activities:
Net increase (decrease) in deposits ...................     67,869     (40,718)     (9,707)
Net increase (decrease) in federal funds purchased
  and repurchase agreements ...........................      1,041      44,849        (431)
Net increase (decrease) in other short-term borrowings      (3,019)     23,033      14,400
Proceeds from issuance of long-term debt ..............     50,000        --        36,603
Repayment of long-term debt ...........................        (60)     (6,720)     (4,332)
Proceeds from issuance of common stock ................        800         654       1,770
Redemption of preferred stock .........................       --        (1,010)       --
Dividends paid ........................................     (6,750)     (5,839)     (4,083)
                                                         ---------   ---------   ---------
  Net cash provided by financing activities ...........    109,881      14,249      34,220
                                                         ---------   ---------   ---------
Net increase in cash and cash equivalents .............        875      12,295       3,303
Cash and cash equivalents at beginning of year ........     80,828      68,533      65,230
                                                         ---------   ---------   ---------
Cash and cash equivalents at end of year (note 3) .....  $  81,703   $  80,828   $  68,533
                                                         =========   =========   =========

 See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements
(1) Nature of Operations
     Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act. The company's principal subsidiaries are: Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky; and Trans Financial Bank Tennessee, National Association, and Trans Financial Bank, F.S.B., both headquartered in Nashville, Tennessee. Collectively, these three subsidiaries are referred to in this report as "the banks." In addition, Trans Financial Bank, National Association has three operating subsidiaries: Trans Financial Investment Services, Inc., a securities broker/dealer; Trans Financial Mortgage Company, a mortgage banking company; and Trans Travel, Inc., a travel agency.
     The  company's  financial  services  network  is  comprised  of  56  office locations serving 38 communities in Kentucky and Tennessee by offering commercial and consumer banking, brokerage, mortgage, trust and travel services. As of December 31, 1995, the company employed 988 employees and serviced more than 140 thousand customer households.
     The company actively competes in its markets with other commercial banks, savings and loan associations, credit unions, brokerage firms, insurance companies, other financial institutions and institutions which have expanded into the financial market.
     Bank holding companies, commercial banks and savings institutions are extensively regulated under both federal and state law. Changes in applicable laws or regulations may have a material effect on the businesses and prospects of the company and the banks.
 (2) Summary of Significant Accounting Policies
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements, and also the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Generally accepted accounting principles also require disclosure of contingent assets and liabilities at the date of the financial statements.
     A description of the more significant accounting policies follows. Principles of Consolidation
     The consolidated financial statements include the accounts of Trans Financial, Inc. (parent company) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1995 presentations.
     Securities
     Effective December 31, 1993, the company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of income taxes). Securities classified as held to maturity are carried at amortized cost. The company has no securities classified as trading securities.
     Amortization  of premiums  and  accretion  of  discounts  are recorded by a method which approximates a level yield and which, in the case of mortgage-backed securities, considers prepayment risk. The specific identification method is used to determine the cost of securities sold.
     Loans and Allowance for Loan Losses
     Loans are stated at the unpaid principal balance. Interest income on loans is recorded on the accrual basis except for those loans in a nonaccrual income status. Loans are placed in nonaccrual status when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Unearned income, arising principally from consumer installment loans or the deferral of certain loan fees, is recognized as income using a method that approximates the interest method.
     The allowance for loan losses is maintained at a level that adequately provides for estimated losses in the loan portfolio. The level of the allowance is based on management's evaluation of the loan portfolio, which includes the review of individual credits, consideration of past loan loss experience, loan delinquency trends, changes in the composition of the loan portfolio and the impact of current and projected economic conditions. The allowance for loan losses is increased by the provision for loan losses and reduced by net charge-offs. The level of the allowance and the amount of the provision for loan losses involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.
     The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans are also in nonaccrual status, however, in certain circumstances the company may continue to accrue interest on an impaired loan. Such interest income on accruing impaired loans is accrued daily. Cash receipts on impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. The adoption of SFAS 114 did not have a material effect on the company's consolidated financial statements.
     Mortgage Loans Held for Sale
     Mortgage loans held for sale are carried at the lower of aggregate cost or market value, as determined by outstanding loan commitments from investors or current yield requirements. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate.
     Mortgage Servicing Portfolio
     The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"). SFAS 122 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or were acquired through loan originations. SFAS 122 also eliminates the previous requirement that gains on mortgage loan sales be offset against the related mortgage servicing right asset. The adoption of this statement resulted in a $1,243,000 increase in mortgage banking income in 1995, which is included in the gain on sale of mortgage loans held for sale shown on the consolidated statement of cash flows.
     At December 31, 1995, the portfolio of mortgage loans serviced for others totaled $2.2 billion, as compared with $1.3 billion at December 31, 1994. The cost of mortgage servicing rights ("MSR's") associated with that portfolio ($28,284,000 and $9,166,000 at December 31, 1995 and 1994, respectively, net of accumulated amortization), is amortized against service fee income in proportion to, and over the period of, estimated net servicing revenues. During 1995, MSR's totaling $1,243,000 were recognized on mortgage loans originated, and $21,088,000 was recognized on servicing portfolios purchased.
     The carrying value of MSR's and the related amortization are evaluated quarterly in relation to estimated future net servicing revenues. The company evaluates the carrying value of the MSR's by estimating the future net servicing income of the rights, stratified by interest rate and loan type, using a discounted valuation method and based on management's best estimate of remaining loan lives. Impairment and subsequent adjustments in each stratum, if any, is recognized by a valuation allowance and a charge against servicing income.
     The normal agency (GNMA, FNMA or FHLMC) servicing fee was used in the capitalization of any excess service fees. When participating interests in loans sold had an average contractual interest rate, as adjusted for normal servicing costs, which differed from the agreed yield to the purchaser, gains or losses were recognized equal to the present value of such differential over the estimated remaining life of such loans. Amortization of capitalized excess servicing fees was reflected as a reduction of loan servicing income using the interest method over the estimated remaining life of such loans, adjusted for actual prepayments.
     Interest Rate Swaps
     The company uses interest rate swaps to manage its sensitivity to interest rate risk. Interest income and expense is accrued over the terms of the agreements, and transaction fees are deferred and amortized through interest income and expense over the terms of the agreements. The fair market value of these instruments is not included in the financial statements.
     Premises and Equipment
     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the term of the related lease or over the useful life of the improvements, whichever is shorter. Leasing commitments are insignificant.
     Other Assets
     Included in other assets is real estate acquired in settlement of loans, which is carried at the lower of cost or fair value less estimated selling costs. The excess of cost over fair value less estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Provisions for subsequent declines in fair value are included in other non-interest expense. Other costs relating to holding real estate acquired in settlement of loans are charged to other non-interest expense as incurred. Costs related to real estate in the process of development are capitalized to the extent that total carrying value does not exceed fair value less costs to sell.
     Income Taxes
     The company adopted as of January 1, 1993, Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this statement, a current or deferred income tax liability is recognized, subject to certain limitations, for the current or deferred tax consequences of all events that have been recognized in the financial statements. The deferred income tax liability or asset is measured by the provisions of enacted tax laws. Income taxes for prior years were determined in accordance with Accounting Principles Board Opinion No. 11. The cumulative effect of this change in accounting principle, determined as of January 1, 1993, is reported separately in the consolidated statement of income for the year ended December 31, 1993.
     Stock Options
     The company accounts for employee stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under APB 25, no compensation cost is recognized on stock options granted to employees if the exercise price is at least equal to the fair market value of the underlying stock at the date of grant.
     Earnings Per Common Share
     Primary earnings per share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Net income applicable to common stock is net income reduced by dividends on preferred stock.
     The weighted average number of shares outstanding used in the calculation of primary earnings per share follows:

     In thousands                        1995              1994             1993
                                       11,353            11,258           11,245
(3) Statement of Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The following summarizes supplemental cash flow data for the years ended December 31, 1995, 1994 and 1993:

In thousands                    1995      1994      1993
Cash paid for interest ...   $60,366   $47,261   $44,309
Cash paid for income taxes    10,323     8,537     7,163

   Certain non-cash investing and financing transactions are summarized as follows:
                                                         1995     1994      1993
Issuance of stock in business combination ...........     431       --        --
Change in unrealized gain (loss) on
securities available for sale, net of tax ...........   7,670   (8,792)      882
Effect on shareholders' equity of reductions
in Employee Stock Ownership Plan debt (net) .........     669      163        11
Loans transferred to foreclosed real estate
and other foreclosed assets .........................   1,493    1,326     1,019
Other assets transferred to loans ...................      --       --       274
Securities transferred from held-to-maturity
to securities available for sale:
Upon adoption of SFAS No. 115 .......................      --       --   171,530
Related to business combinations ....................      --   58,641        --
Under special one-time reassessment guidance
issued by the Financial Accounting
Standards Board .....................................  76,921       --        --
Other transfers .....................................      --       --     7,359
Reclassification of debt from long-term to short-term      --   10,000        --

(4) Business Combinations
   On February 21, 1995, the company assumed $41 million of deposits and acquired three branch facilities and $360 thousand of consumer loans. These deposits and assets were related to the Bowling Green and Scottsville, Kentucky branches of Fifth Third Bank of Kentucky, Inc. The two offices located in Bowling Green, Kentucky were consolidated into existing Trans Financial
locations.  The  company's  existing  location  in  Scottsville,   Kentucky  was
consolidated into the other purchased location. On September 1, 1995, the company acquired AirLanse Travel, a Louisville, Kentucky, travel agency, for cash and stock of the company. On November 15, 1995, the company acquired for cash the assets of Correspondents Mortgage Company, L.P., located in Greensboro, North Carolina.
   These three acquisitions have been accounted for using the purchase method of accounting and, accordingly, their results of operations and cash flows have been included in the consolidated financial statements since the dates of acquisition. The company received $36,815,000 of cash and issued 25,000 shares of common stock in connection with these acquisitions.
   Following is a summary of the assets acquired and liabilities assumed in these transactions:

In thousands
Cash and due from banks ...................  $ 36,815
Loans, net of unearned income .............       360
Premises and equipment ....................       598
Other assets ..............................       154
Deposits ..................................   (41,105)
Other liabilities .........................      (628)
Common stock issued .......................      (431)
   Excess of costs over net assets acquired     4,237

   The excess of the costs over the value of net assets acquired was recorded as goodwill.
   Following is a presentation of pro forma financial information of the company for the years ended December 31, 1995 and 1994, assuming these acquisitions had occurred on January 1, 1994. The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the entities been combined throughout those periods.
 In thousands,  except per share data
                                                        1995     1994
Net interest income after provision for loan losses  $69,781  $67,942
Net income ........................................   15,590   14,778
Primary earnings per common share .................  $  1.37  $  1.31

   On February 15, 1994, Trans Financial merged with Kentucky Community Bancorp, Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank. As of the date of consummation, KCB had consolidated assets of approximately $175 million, year-to-date net interest income of approximately $915 thousand, and year-to-date net income of approximately $325 thousand. Under the terms of the merger, the shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company.
   On April 22, 1994, Trans Financial merged with Peoples Financial Services, Inc. ("PFS") of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands and Citizens Federal Savings Bank. As of the date of consummation, PFS had consolidated assets of approximately $123 million, year-to-date net interest income of approximately $1,520 thousand, and year-to-date net income of approximately $330 thousand. Under the terms of the merger, the shares of PFS common stock were converted into 1,302,254 shares of common stock of the company.
   On August 31, 1994, Trans Financial merged with FGC Holding Company ("FGC"), of Martin, Kentucky, the holding company for First Guaranty National Bank. As of the date of consummation, FGC had consolidated assets of approximately $127 million, year-to-date net interest income of approximately $3,420 thousand, and year-to-date net income of approximately $1,290 thousand. Under the terms of the merger, the shares of FGC common stock were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired.
   The consolidated financial statements of the company give effect to these three mergers, each of which was accounted for as a pooling of interests. Accordingly, financial statements for all periods were restated to reflect the results of operations of these companies on a combined basis from the earliest period presented.
   On July 6, 1993, Trans Financial acquired all of the outstanding stock of Trans Kentucky Bancorp, Inc., the holding company for The Citizens Bank of Pikeville. The aggregate costs, including consideration and acquisition costs were approximately $19 million. The excess of the costs over the fair value of net assets acquired of $117,000 was recorded as goodwill. This acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations and cash flows of this entity have been included in the consolidated financial statements since the date of acquisition.
   On February 1, 1993, PFS sold 31,225 shares (equivalent to 171,738 shares of common stock of the company, based on the exchange ratio of 5.5 shares of common stock of the company for each share of PFS common stock) of newly-issued common stock in connection with its acquisition of Citizens Federal Savings Bank, Rockwood, Tennessee, ("Citizens") pursuant to a definitive agreement entered into by PFS and Citizens in May, 1992. In connection with the acquisition, PFS and Citizens adopted a Plan of Conversion/Acquisition ("Plan") whereby Citizens was converted from a federally-chartered mutual institution to a federally-chartered stock institution. Pursuant to the Plan, shares of capital stock of PFS were offered initially for subscriptions to eligible members of Citizens and to certain other persons as of specified dates and subject to various subscription priorities as provided by the Plan. The capital stock was offered at a price determined by PFS's Board of Directors based upon an appraisal made by an independent appraisal firm. The offering raised gross proceeds of approximately $1,405,000, all of which was used in the acquisition of Citizens. PFS incurred costs of $511,000 associated with the offering. All costs incurred associated with the sale of stock and acquisition were deducted from the proceeds of the sale of stock. The transaction was accounted for as a pooling of interests and, accordingly, all financial data was restated as if the entities were combined for all periods presented.
   Goodwill and deposit base premium from the above transactions, as well as acquisitions consummated in prior years, are being amortized over periods ranging from five to twenty years using straight-line and accelerated methods and had a combined unamortized balance of $10,409,000 and $7,409,000 at December 31, 1995 and 1994, respectively. These intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset. (5) Cash and Due from Banks
     Regulatory authorities require the banks to maintain reserve balances on customer deposits. The amounts of required reserves totaled approximately $27,706,000 at December 31, 1995, and $21,911,000 at December 31, 1994.

(6) Securities
   Effective December 31, 1993, the company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale beginning December 31, 1993. In conjunction with the adoption of SFAS 115, the company transferred $171.5 million of investment securities to securities available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of tax) beginning December 31, 1993. Securities available for sale prior to December 31, 1993, were carried at the lower of aggregate cost or market value.
     On November 30, 1995, $76,921,000 of held-to-maturity securities were reclassified to available for sale as permitted by the Financial Accounting Standards Board in a special one-time reassessment.
     The following summarizes securities available for sale at December 31, 1995 and 1994.

   December 31, 1995 (In thousands)
                                                                           Amortized    Unrealized       Market
                                                                              Cost    Gains   Losses      Value
                                                                           ---------  ------  -------  --------

U.S.Treasury and federal agency securities ...............................  $143,762  $  116  $ 1,679  $142,199
Collateralized mortgage obligations
  and mortgage-backed securities .........................................    82,169     481      750    81,900
State and municipal obligations ..........................................    54,219   1,588      255    55,552
Corporate debt securities ................................................     5,123      67       10     5,180
Equity securities ........................................................    13,525      98      232    13,391
                                                                            --------  ------  -------  --------
Total securities available for sale ......................................  $298,798  $2,350  $ 2,926  $298,222
                                                                            ========  ======  =======  ========


December 31, 1994 (In thousands)
U.S.Treasury and federal agency securities ...............................  $153,535      $-  $ 7,051  $146,484
Collateralized mortgage obligations
  and mortgage-backed securities .........................................    75,855    --      4,960    70,895
Equity securities ........................................................    12,689      27      452    12,264
                                                                            --------  ------  -------  --------
Total securities available for sale ......................................  $242,079  $   27  $12,463  $229,643
                                                                            ========  ======  =======  ========

  The amortized cost and approximate market values of securities held to maturity as of December 31, 1994, follows:


December 31, 1994 (In thousands)
                                                                       Amortized    Unrealized     Market
                                                                            Cost  Gains   Losses    Value
                                                                         -------  ------  ------  -------

U.S.Treasury and federal agency securities ............................  $ 3,081      $-  $  356  $ 2,725
Collateralized mortgage obligations
  and mortgage-backed securities ......................................   26,372      --     954   25,418
State and municipal obligations .......................................   49,752     254   2,130   47,876
Corporate debt securities .............................................    5,553      --     363    5,190
                                                                         -------  ------  ------  -------
Total securities held to maturity .....................................  $84,758  $  254  $3,803  $81,209
                                                                         =======  ======  ======  =======

   Included in equity securities at December 31, 1995, are Federal Home Loan Bank and Federal Reserve Bank stock of $6,009,300 and $1,976,800 respectively. At December 31, 1994, these stock investments were $5,617,000 and $1,533,000, respectively.
   The amortized cost and approximate market value of debt securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed obligations generally have contractual maturities in excess of ten years, but shorter expected maturities as a result of prepayments.
   In thousands
                                        Amortized   Market
                                           Cost      Value
                                        ---------  ---------
Due in one year or less ..............  $ 51,295  $ 51,300
Due after one year through five years     89,539    88,504
Due after five years through ten years    48,785    49,168
Due after ten years ..................    13,485    13,959
                                        --------  --------
                                         203,104   202,931
Collateralized mortgage obligations
  and mortgage-backed securities .....    82,169    81,900
                                        --------  --------
                                        $285,273  $284,831
                                        ========  ========
   Securities with a carrying value of approximately $162,779,000 and $148,348,000 at December 31, 1995 and 1994, respectively, were pledged to secure public funds, trust funds and for other purposes.
   Gross gains of $293,000; $257,000; and $1,236,000; and gross losses of $93,000; $-0-; and $87,000 were realized on sales of securities in 1995, 1994, and 1993, respectively. In 1995, the company sold mortgage-backed securities with a carrying value of $2,568,000 from the held to maturity portfolio. A net loss of $82,000 was recognized on these sales, which is included in the gross realized gains and losses shown above for 1995. These sales qualified under the requirements of SFAS 115, as the outstanding principal balances at the time of sale were less than 15% of the outstanding principal balances at the time the securities were acquired.

(7) Loans
   The company extends credit in the form of commercial loans, commercial and residential real estate loans and consumer loans to customers primarily in the immediate market areas of its subsidiaries. The composition of loans at December 31, 1995 and 1994, follows:

 In thousands                            1995           1994
Commercial ....................   $   372,822    $   318,970
Commercial real estate ........       397,741        334,567
Residential real estate .......       358,257        339,488
Consumer ......................       132,401        153,754
Unearned income ...............        (2,150)        (3,063)
                                  -----------    -----------
   Loans net of unearned income   $ 1,259,071    $ 1,143,716
                                  ===========    ===========

   The principal balance of nonaccrual and restructured loans at December 31, 1995 and 1994, was $12,722,000 and $4,405,000, respectively. The interest that would have been recorded if all those loans were in an accrual status in accordance with their original terms was approximately $1,441,000 in 1995, $519,000 in 1994, and $452,000 in 1993. The amount of interest income that was actually recorded for those loans was approximately $490,000 in 1995, $81,000 in 1994, and $37,000 in 1993.
   The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"). The company's recorded investment in impaired loans was $12,444,000 at December 31, 1995. Of that amount, $11,130,000 represents loans for which an allowance for loan losses, in the amount of $4,912,000, has been established under SFAS 114. For the year ended December 31, 1995, the recorded investment of impaired loans averaged $7,491,000. Interest income recognized on impaired loans totaled $57,000 for 1995.
   An analysis of the changes in the allowance for loan losses follows:

 In thousands                                    1995        1994        1993

Balance at January 1 .....................   $ 12,529    $ 12,505    $  9,596
Provision for loan losses ................      5,260       2,212       2,794
Balance of allowance for loan losses
of acquired subsidiaries .................         --            --     2,433
Loans charged off ........................     (2,525)     (2,791)     (3,446)
Recoveries of loans previously charged off        515         603       1,128
                                             --------    --------    --------
Net charge-offs ..........................     (2,010)     (2,188)     (2,318)
                                             --------    --------    --------
Balance at December 31 ...................   $ 15,779    $ 12,529    $ 12,505
                                             ========    ========    ========

   Loans to executive officers and directors and their associates, including loans to affiliated companies for which these individuals are principal owners, amounted to approximately $52,832,000 at December 31, 1995 and $42,127,000 at December 31, 1994. During 1995, new loans of $50,671,000 were made and repayments of $32,169,000 were received. Other changes include net decreases for changes in executive officers and directors of $7,797,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other customers.

(8) Premises and Equipment
   A summary of premises and equipment at December 31, 1995 and 1994, follows:
       In thousands
                                                    1995      1994
Land and improvements ........................   $ 7,017   $ 5,827
Buildings and improvements ...................    34,249    30,561
Furniture and equipment ......................    36,743    31,714
                                                 -------   -------
                                                  78,009    68,102
Less accumulated depreciation and amortization    36,551    31,662
                                                 -------   -------
   Total premises and equipment ..............   $41,458   $36,440
                                                 =======   =======

(9) Long-Term Debt and Other Short-Term Borrowings
   Long-term debt consisted of the following at December 31, 1995 and 1994:
       In thousands
                                                           1995      1994
7.25% Subordinated Notes; due September 15,
  2003; interest payable quarterly ..................   $32,870   $32,930
Senior bank notes; due October 23, 1998; interest
  at 6.48%; interest payable semi-annually ..........    30,000      --
Senior bank notes; due October 17, 1997; interest
  at 6.32%, interest payable semi-annually ..........    20,000      --
Employee Stock Ownership Plan (ESOP) note payable
 to bank; due September 30, 2000; interest at the
 prime rate; principal and interest payable quarterly     2,854     3,223
Employee Stock Ownership Plan (ESOP) note
 payable to bank; due July 31, 1996; interest at
 82.5% of the prime rate, principal and interest
 payable quarterly ..................................       175       475
Unsecured demand notes; interest at the
  prime rate, payable quarterly .....................       706       706
                                                        -------   -------
   Total long-term debt .............................   $86,605   $37,334
                                                        =======   =======

   Other short-term borrowings consisted of the following at December 31, 1995 and 1994:
       In thousands
                                                  1995      1994
Advance from the Federal Home Loan Bank,
   due January 12, 1996; interest at 7.45%
    payable monthly ........................    $25,000        $-
Advance from the Federal Home Loan Bank,
    due January 12, 1996; interest at 5.70%,
     payable monthly .......................     20,000       --
Advance from the Federal Home Loan Bank;
  due March 27,1995; interest at 6.45%,
  payable monthly ..........................        --    15,000
Advance from the Federal Home Loan Bank;
  due December 27,1995; interest at 7.7%,
  payable monthly ..........................        --     3,000
Advance from the Federal Home Loan Bank;
  due January 13, 1995; interest at 5.6%,
  payable monthly ..........................        --    20,000
Advance from the Federal Home Loan Bank;
  due December 1, 1995; interest at 7.35%,
  payable monthly ..........................        --    10,000
All other short-term borrowings ............        14        33
                                               -------   -------
   Total other short-term borrowings .......   $45,014   $48,033
                                               =======   =======

   The prime interest rate associated with certain of the above obligations was 8.5% at December 31, 1995, and 1994.
  The company has a $5,000,000 unsecured operating line of credit with an unaffiliated bank. This obligation has substantially the same restrictive covenants as the ESOP loan due September 30, 2000, as described below. The line was not in use at December 31, 1995 or 1994.
   The advances from the Federal Home Loan Bank are collateralized by the company's Federal Home Loan Bank stock and certain first mortgage loans in the approximate amount of 150% of the debt.
   The ESOP note payable due September 30, 2000, is guaranteed by the company. The related loan agreement has a number of restrictive covenants, including maintaining capital levels of the company and the banks at least at the minimum levels required by applicable regulatory agencies; maintaining the company's risk-weighted capital ratio, as defined, at not less than 9.25%; maintaining the company's leverage ratio, as defined, at not less than 5.25%; maintaining the company's annualized return on assets at the date of financial reports required by regulations at no less than .50%; maintaining nonperforming loans, as defined, at less than 2.50% of gross loans at the date of required financial reports; and maintaining on a consolidated basis an allowance for loan losses of at least .75% of gross loans.
   The ESOP note payable due July 31, 1996, is also guaranteed by the company. The loan obligations of the ESOP are recorded on the consolidated balance sheet with a corresponding amount recorded as a reduction of the company's shareholders' equity. Both the loan obligation and the reduction of shareholders' equity are reduced by the amount of any loan repayments made by the ESOP. The company's Employee Stock Ownership Plan is described in note 13 to the consolidated financial statements.
   Principal payments required on long-term debt as of December 31, 1995, are as follows:

   In thousands
   Year ended December 31
       1996   $   578
       1997    20,604
       1998    30,672
       1999       671
       2000       504
Later years    33,576

(10) Shareholders' Equity
Common Stock
   The company has incentive stock option plans which permit options to be granted for a maximum of 857,888 shares of common stock of the company. Under the terms of the plans, options with ten-year terms may be granted to certain key employees to purchase common stock at not less than fair value of the common stock at the date of grant. A summary of share data related to the option plan, adjusted for stock splits, follows:

                                        Number     Option price
                                        shares      per share
Options outstanding December 31, 1992   214,255   $4.55-$11.53
Granted .............................    79,673   $      16.00
Exercised ...........................    (8,577)  $ 6.13-$8.16
Terminated or canceled ..............   (28,374)
                                     -----------
Options outstanding December 31, 1993   256,977     4.55-$16.00
Granted .............................   141,550   $15.25-$16.50
Exercised ...........................   (18,018)  $ 6.13-$11.53
Terminated or canceled ..............   (32,852)
                                     ------------
Options outstanding December 31, 1994   347,657   $ 4.55-$16.50
Granted .............................   233,350   $13.00-$17.50
Exercised ...........................   (29,807)  $4.55-$11.531
Terminated or canceled ..............   (56,273)
                                     ------------
Options outstanding December 31, 1995   494,927   $8.156-$17.50
                                       ========   ==============

Of the options outstanding, 128,484 were exercisable as of December 31, 1995.
   The company adopted in 1995 a non-qualified stock option plan which permits options to purchase up to 313,000 shares of common stock to be granted to certain executive officers of the company at 120% of fair market value at the date of grant. Options granted under the plan have ten-year terms and become exercisable three years after the date of grant. During 1995, options for 165,000 shares were granted at $17.85 per share and 37,000 at $16.875 per share. All 202,000 options were outstanding at December 31, 1995, and none was exercisable on that date.
   In addition, an executive officer of the company is granted each year under an employment agreement an option to purchase 4,000 shares of common stock at $5.625 per share, exercisable only in the year of grant.

Preferred Stock and Rights Plan
   The company's Articles of Incorporation authorize 5,000,000 shares of Class B Preferred Stock, Series 1992, to be issued in connection with the Shareholder Rights Plan. These shares carry the right to cumulative annual dividends of $6.00 per share or 133 times dividends per common share (subject to adjustment), whichever is greater.
   On January 20, 1992, the company's Board of Directors adopted a Shareholder Rights Plan. Under the plan, the Board declared a dividend of one right for each outstanding share of common stock. In addition, the company will issue one right with respect to each share of common stock issued subsequent to that date. Each right, when and if it becomes exercisable, will entitle the registered holder to purchase from the company 1/100 of a share of Series 1992 Class B Preferred Stock, subject to adjustment, at an exercise price of $45. The description and terms of the rights are set forth in a Rights Agreement, dated as of January 20, 1992, between the company and First Union National Bank, as Rights Agent. The Board may redeem the rights in whole, but not in part, at a price of $.01 per right.
   The rights become exercisable only if a person or group acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the company's outstanding common stock, the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, or a tender or exchange offer is commenced for 25% or more of the outstanding common stock.
   After the rights become exercisable, if any person becomes the beneficial owner of more than 15% of the outstanding common stock, or the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, then the rights will entitle each holder of a right to purchase, for the exercise price, the number of shares of preferred stock which at the time of the transaction would have a market value twice the exercise price.
   FGC had authorized, issued and outstanding two classes of preferred stock, Class A and Class B, which were redeemed on September 1, 1994.

(11) Dividend Restrictions
   Payment of dividends by the company's subsidiaries is restricted by national banking and thrift laws and regulations. Also, certain notes payable described in note 9 include restrictive covenants related to the maintenance of minimum capital ratios by the banks, which effectively restrict the payment of dividends. At December 31, 1995, the aggregate retained earnings of the banks was approximately $67.2 million, of which approximately $25.5 million is available as of January 1, 1996, for the payment of dividends under the most restrictive of the above restrictions.
   State law restricts the payment of dividends by the company. Also, certain notes payable described in note 9 include restrictive covenants related to the maintenance of minimum capital ratios, and regulatory capital requirements of the banks and of the company effectively restrict the company's ability to pay dividends to its shareholders. At December 31, 1995, the most restrictive of the covenants limited the payment of dividends by the company to approximately $26.0 million.

(12) Income Taxes
   As discussed in note 2, the company adopted in 1993 Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. The cumulative effect of this change in accounting for income taxes, determined as of January 1, 1993, was an increase in net income of $296,000 and is reported separately in the consolidated statement of income for 1993.
   Total income tax expense (benefit) for the years ended December 31, 1995, 1994 and 1993 was allocated as follows:

 In thousands                                      1995     1994     1993
Income from operations .......................  $ 7,416  $ 7,075   $6,223
Shareholders' equity, for unrealized net
  gain (loss) on securities available for sale    4,188   (4,818)     455
                                                -------  -------   ------
                                                $11,604  $ 2,257   $6,678
                                                =======  =======   ======

   The components of income tax expense (benefit) were as follows:
   In thousands
                          1995      1994      1993
Current federal tax .  $ 9,303   $ 7,574   $ 6,580
Current state tax ...      500       383       165
Deferred income taxes   (2,387)     (882)     (522)
                       -------   -------   -------
                       $ 7,416   $ 7,075   $ 6,223
                       =======   =======   =======

   An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                                    1995      1994      1993
U.S. federal income tax rate ................      35.0%     35.0%     35.0%
Changes from the statutory rate:
  Tax exempt investment income ..............      (4.4)     (5.1)     (4.5)
  Amortization of goodwill ..................       0.8       0.8       0.8
  Acquisition costs .........................        --       1.2        --
  State income taxes, net federal tax benefit       1.3       1.2       1.0
  Surtax exemption ..........................        --        --      (0.5)
  Other, net ................................     (0.1)     (0.2)      (0.6)
                                                  ------    ------    ------
                                                   32.6%     32.9%     31.2%
                                                  ======    ======    ======

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1994, are presented below:
    In thousands
                                          1995      1994
Deferred tax assets:
Allowance for loan losses ...........  $ 5,463   $ 3,200
Deferred compensation ...............      285       293
Investment securities ...............      302     4,480
Purchase accounting adjustments .....      667       745
                                       -------   -------
      Total gross deferred tax assets    6,717     8,718
      Less valuation allowance ......     (108)     (108)
                                       -------   -------
      Total deferred tax assets .....    6,609     8,610
Deferred tax liabilities:
Purchase accounting adjustments .....    1,681     1,734
Deferred loan fees ..................      110       239
Depreciation ........................      206       228
FHLB stock ..........................      209       178
Other ...............................       52        79
                                       -------   -------
      Total deferred tax liabilities     2,258     2,458
                                       -------   -------
      Net deferred tax asset ........  $ 4,351   $ 6,152
                                       =======   =======

   The valuation allowance for deferred tax assets as of January 1, 1993, was $108,000. There was no change in the total valuation allowance for the years ended December 31, 1995, 1994 and 1993. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences, net of the existing valuation allowance at December 31, 1995.
   Shareholder's equity of Trans Financial Bank, F.S.B., at December 31, 1995, includes $5,101,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carrying back net operating losses to prior years may create income for tax purposes only, which would be subject to the then current corporate income tax rate.

(13) Employee Benefit Plans
   The company has an employee stock ownership plan ("ESOP") under which the company and its subsidiaries contribute to the ESOP an amount determined by the respective Boards of Directors at their discretion. In November 1993 Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, was issued by the American Institute of Certified Public Accountants. The SOP prescribes changes in the accounting for the company's ESOP once all unallocated shares held by the ESOP on December 31, 1992, are exhausted. Shares acquired after December 31, 1992, are subject to the accounting prescribed in the SOP. The changes include recognition of compensation cost, accounting for dividends on allocated and unallocated shares and the inclusion in earnings per share calculations of shares committed to be released from the ESOP. As debt is repaid, shares are released from collateral and allocated to active employees based on total debt service for the year. At December 31, 1995, the ESOP owned 300,836 allocated and 262,283 unallocated shares. The company recognized expenses related to the ESOP based on cash contributions, with such amounts exceeding the amount computed under the shares allocated method. The interest incurred on the ESOP note payable, the amount contributed by the company to the ESOP, and the amount of dividends on ESOP shares used for debt service by the ESOP for 1995, 1994, and 1993 were as follows:
In thousands
                                 1995  1994  1993
Interest incurred .............  $290  $263  $236
Contributions .................   839   894   597
Dividends used for debt service   155   118     6

   The company has a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code. Under the amended profit sharing plan, the company and its subsidiaries provide funds to match the contribution made by the participating employee up to a maximum of 4% of the employee's salary. Contributions in accordance with the profit sharing plan were approximately $668,000 in 1995, $509,000 in 1994, and $360,000 in 1993.
   KCB was the sponsor of a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code. Under the profit sharing plan, KCB provided funds to match the contributions made by the participating employees up to a maximum
of 6% of the employee's salary.   Contributions in accordance with the
profit-sharing plan were $-0- in 1995, and approximately $9,000 in 1994, and $31,000 in 1993.
   Former full-time employees of Kentucky State Bank who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. Pension expense for this plan was $-0- in 1995, $5,000 in 1994, and $2,000 in 1993. The plan's funded status at December 31, 1995, was composed of plan assets of $510,000 and a projected benefit obligation of approximately $585,000.
   Full-time employees of KCB who meet certain requirements as to age and length of service were covered by a defined benefit pension plan. On May 31, 1993, KCB froze the plan, thereby eliminating the accrual of benefits for participants after that date. The consolidated financial statements for 1993 include the recognition of the cost of curtailment of the plan for the freezing in 1993 ($45,000) and recognition of prior unrecognized loss in anticipation of plan termination ($309,000). Net pension expense for this plan was $-0- in 1995 and 1994, and $367,000 in 1993. The plan was terminated in 1994 and final distributions totaling $1,180,455 were made in 1995.
   Former full-time employees of PFS who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. PFS was a member of the Financial Institutions Retirement Fund, which is a nonprofit pension trust through which the Federal Home Loan Bank, savings banks and similar institutions may cooperate in providing for the retirement of their employees. No contributions were required in 1995, 1994, or 1993.
   The company has no significant commitments to pay post-retirement or post-employment benefits other than as described above.
   Stock options granted to key employees are described in note 10 to the consolidated financial statements.

(14) Commitments and Contingent Liabilities
Off-Balance-Sheet Financial Instruments
     The company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers. These include commitments to extend credit, standby letters of credit, and derivative financial instruments. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The extent of the company's involvement in various commitments is expressed by the contract amount of such instruments.
     Commitments to extend credit, which amounted to $286,673,000 at December 31, 1995, and $247,621,000 at December 31, 1994, are agreements to lend to a customer, provided all conditions established in the contract are fulfilled. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. Market risk arises on fixed rate commitments if interest rates rise subsequent to the date the fixed rate is determined. Management believes that market risk related to these commitments is not significant. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The company evaluates each customer's creditworthi-ness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based upon management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, residential properties, income-producing commercial properties, marketable securities and interest-bearing time deposits.
     Standby letters of credit are conditional commitments issued by the company guaranteeing the performance of a customer to a third party. Those guarantees primarily consist of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. Most guarantees are for one year or less. The company had standby letters of credit outstanding totaling $36,816,000 and $35,759,000 at December 31, 1995 and 1994, respectively. The risk to the company arises from its obligation to make payment in the event of the customer's contractual default and is essentially the same as that involved in extending loan commitments to customers. The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the customer. Collateral held varies. Management believes that market risk related to the standby letters of credit is not significant.
     Commercial letters of credit are short-term commitments generally used to finance a commercial contract for the shipment of goods from seller to buyer. At December 31, 1995 and 1994, the company had no commercial letters of credit outstanding.
     Derivative financial instruments are financial instruments whose values and characteristics are derived from those of other financial instruments or indices. Derivatives can be a cost- and capital-efficient method of modifying the repricing or maturity characteristics of on-balance-sheet assets and liabilities -- a necessary component of the company's strategy for managing its overall interest rate risk. Off-balance-sheet derivative transactions used for interest rate sensitivity management could include interest rate swaps, forwards, futures and options with indices that directly relate to the pricing of specific assets and liabilities of the company. Management believes there is minimal risk that the derivatives used for rate sensitivity management will have any significant unintended effect on the company's financial condition or results of operations.
     The company enters into forward contracts to sell residential mortgage loans in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. At December 31, 1995 and 1994, the company had forward contracts outstanding totaling $32,330,000 and $11,680,000, respectively.
     As of December 31, 1995 and 1994, the company's balance sheet was in an asset sensitive position, as the repricing characteristics of the asset and liability portfolios were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions, which effectively convert the bank notes (described in note
9) and certain certificates of deposit from fixed interest rates to floating rates and certain commercial loans from floating rates to fixed rates. The result is that the asset-sensitive position which is inherent in the balance sheet is largely neutralized.
     Off-balance-sheet derivative instruments do not expose the company to credit risk equal to the notional amount, although the company is exposed to credit risk equal to the aggregate of the positive fair values of the swaps, plus any accrued interest receivable due from all counterparties. Fair values are determined by discounting to present value the future cash flows which would result from the difference between current market rates and the actual swap rates. The company minimizes the credit risk in these instruments by dealing only with high quality counterparties and each transaction is specifically approved for applicable credit exposure. The credit exposure of each outstanding off-balance-sheet derivative instrument is either collateralized with U.S. Government or agency securities or is with a counterparty who has credit ratings of investment grade or better from one of the major rating agencies. Further, the company's policy is to require all transactions be governed by an international Swap Dealers Association Master Agreement and be subject to bilateral collateral arrangements.
     The company pays a variable interest rate on each swap and receives a fixed rate. Interest income and expense is accrued over the terms of the agreements. Interest rate swap transactions as of December 31, 1995, are shown below:

 Dollars in thousands
                                         Notional   Fixed Rate  Floating Rate                      Fair    Credit
                                           Amount   (Receiving)  (Paying)          Maturity        Value    Exposure
                                         --------   ---------  --------------    --------------   -------    ------
Swap No. 1                               $ 20,000      4.380%  5.875% (LIBOR)         May, 1996   $   (78)       $-
Swap No. 2                                 50,000       9.58%  8.50% (Prime)       August, 1996        384       384
Swap No. 3                                 50,000       9.25%  8.50% (Prime)     November, 1996        413       446
Swap No. 4                                 30,000      10.40%  8.50% (Prime)      January, 1997        666       763
Swap No. 5                                 50,000       8.33%  8.50% (Prime)         June, 1997        155       155
Swap No. 6                                 50,000       8.50%  8.50% (Prime)         July, 1997        295       295
Swap No. 7                                 20,000       8.60%  8.50% (Prime)      October, 1997        163       163
Swap No. 8                                 30,000       8.60%  8.50% (Prime)      October, 1998        343       343
                                           ------      ------  -----             --------------    -------    ------
 Total/
 weighted average                        $300,000       8.71%  8.33%                April, 1997    $ 2,341    $2,549
                                         ========      ======  ======               =============  =======   =======

     At December 31, 1994, the company's only interest rate swap transaction was the $20 million LIBOR-based swap shown in the table above. The floating rate associated with this swap was 5.64% on that date, and its fair value was $(880,000).
     In a higher interest rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from these swap transactions. Conversely, if interest rates decline, these off-balance-sheet transactions will mitigate the company's exposure to reduced net interest income.
     The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity.
Other Off-Balance-Sheet Risks
     With respect to mortgage loans sold to investors, such loans are generally sold with servicing rights retained, with only the normal legal representations and warranties regarding recourse to the company. Management believes that any liabilities which may result from such recourse provisions are not significant. Legal Proceedings
     As of December 31, 1995, there were various pending legal actions and proceedings against the company in which claims for damages are asserted. Management, after discussion with legal counsel, believes that the ultimate result of these legal actions and proceedings will not have a material adverse effect upon the consolidated financial statements of the company.
Regulatory Risk
     The company is subject to regulation by bank and thrift regulatory authorities, including the Federal Reserve Board, the Office of the Comptroller of the Currency, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation ("FDIC"). The FDIC is authorized to establish separate deposit insurance premium rates for members insured through its Bank Insurance Fund ("BIF") and its Savings Association Insurance Fund ("SAIF"). Approximately 69% of the company's deposits are insured through the BIF and the remaining 31% are insured through the SAIF. Insurance premiums on BIF-insured deposits were reduced from $0.23 per $100 of insured deposits to $0.04, effective June 1, 1995, and to zero effective January 1, 1996. Insurance premiums on SAIF-insured deposits, however, remain at $0.23. The FDIC and the other bank and thrift regulatory authorities have proposed a plan to strengthen the deposit insurance system and eliminate the substantial deposit premium disparity between BIF- and SAIF-insured institutions. This plan includes a one-time assessment of $0.75 to $0.85 per $100 of SAIF-insured deposits. If such a plan were enacted into law, the company would pay a one-time assessment of up to $3.5 million on its SAIF-insured deposits.

(15) Fair Value of Financial Instruments

The estimated fair values of the company's financial instruments are as follows:


    In thousands

                                      December 31, 1995          December 31, 1994

                                     Carrying      Fair       Carrying        Fair
                                       Amount      Value        Amount        Value
                                   ----------  ----------  ----------    -----------
Financial assets:

Cash and short-term investments   $   81,900   $   81,900   $   81,025   $    81,025
Securities ....................      298,222      298,222      314,401       310,852
Loans .........................    1,289,043    1,287,873    1,137,728     1,126,713
Financial liabilities:
Deposits ......................    1,444,483    1,446,836    1,335,509     1,328,893
Federal funds purchased
and repurchases ...............       75,594       75,594       74,553        74,553
Short-term borrowings .........       45,014       45,052       48,033        47,890
Long-term debt ................       86,605       89,388       37,334        34,723

Interest rate swaps ...........         --          2,341         --            (880)


   The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash, Short-Term Investments, Federal Funds Purchased and Repurchases
   For these short-term instruments, the financial statement carrying amount approximates fair value.
Securities
   The fair value of securities is based on quoted market prices or, if market prices are not available, is estimated by discounting future cash flows using current rates at which investments would be made in similar instruments with similar credit ratings and equivalent remaining maturities.
Loans
   The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.
Deposits
   The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
Long-term Debt and Other Short-term Borrowings
   Rates currently available to the company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Off-Balance-Sheet Financial Instruments
   The fair value of interest rate swap agreements is based on quoted market prices or, if market prices are not available, is estimated by discounting future cash flows using prevailing market rates for instruments of a similar type. The fair values of loan commitments and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The value of these financial instruments was not material at December 31, 1995 and 1994. Limitations on Fair Value Reporting
   The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no market exists for a significant portion of the company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.
Changes in assumptions could significantly affect the estimates.
   The fair value estimates are based on financial instruments only. The company has not attempted to estimate the value of assets and liabilities not considered to be financial instruments, such as premises and equipment, the mortgage banking operation and the intangible value of its core deposits and branch system. Accordingly, the fair value estimates do not represent a fair value for the company as a whole.


(16) Parent Company Financial Statements
Condensed financial data for Trans Financial, Inc. (parent company only) as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993 are as follows:

 Condensed Balance Sheets
 December 31 - In thousands                         1995       1994
 Assets
Cash on deposit with subsidiaries ...........   $  1,608   $  2,507
Investment in subsidiaries ..................    161,142    143,303
Other investments ...........................        130         74
Other assets ................................      5,527      4,346
                                                --------   --------
   Total assets .............................   $168,407   $150,230
                                                ========   ========

Liabilities and Shareholders' Equity
Long-term debt and other notes payable ......   $ 36,605   $ 37,334
Other liabilities ...........................      2,035      1,264
Shareholders' equity ........................    129,767    111,632
                                                --------   --------
   Total liabilities and shareholders' equity   $168,407   $150,230
                                                ========   ========


 Condensed Statements of Income
 Years Ended December 31
 In thousands                              1995      1994      1993
 Income
  Dividends from subsidiaries .......   $10,000   $15,860   $12,675
  Other interest and dividends ......       180       285       146
  Management fees from subsidiaries
    and other income ................     5,317     3,732     4,620
                                        -------   -------   -------
  Total income ......................    15,497    19,877    17,441
Expenses
  Interest on long-term debt
    and other notes payable .........     2,462     2,657     1,400
  Other expenses ....................     9,819    10,071     8,478
                                        -------   -------   -------
  Total expenses ....................    12,281    12,728     9,878
                                        -------   -------   -------
Income before income tax benefit
  and equity in undistributed
  earnings of subsidiaries ..........     3,216     7,149     7,563
Federal income tax benefit ..........     2,083     2,621     1,661
                                        -------   -------   -------
Income before equity in undistributed
  earnings of subsidiaries ..........     5,299     9,770     9,224
Equity in undistributed
  earnings of subsidiaries ..........    10,016     4,650     4,826
                                        -------   -------   -------
Net income ..........................   $15,315   $14,420   $14,050
                                        =======   =======   =======


 Condensed Statements of Cash Flows
 Years Ended December 31

 In thousands                                              1995        1994        1993
Cash flows from operating activities:
Net income .........................................   $ 15,315    $ 14,420    $ 14,050
Adjustments to reconcile net income to cash
provided by operating activities:
    Amortization ...................................        680         932         526
    Equity in undistributed
      earnings of subsidiaries .....................    (10,016)     (4,650)     (4,826)
Increase in other assets ...........................     (1,639)       (986)     (2,351)
Increase (decrease) in other liabilities ...........        771         143        (102)
                                                       --------    --------    --------
  Net cash provided by operating activities ........      5,111       9,859       7,297

Cash flows from investing activities:
Investments in and acquisitions of subsidiaries ....       --       (10,440)    (22,716)
                                                       --------    --------    --------
  Net cash used in investing activities ............       --       (10,440)    (22,716)

Cash flows from financing activities:
Proceeds from issuance of long-term debt ...........       --          --        36,129
Repayment of long-term debt and other notes payable         (60)     (6,694)     (4,542)
Proceeds from issuance of common stock .............        800         654       1,770
Redemption of preferred stock ......................       --        (1,010)       --
Dividends paid .....................................     (6,750)     (5,839)     (4,083)
                                                       --------    --------    --------
Net cash provided by (used in) financing activities      (6,010)    (12,889)     29,274
                                                       --------    --------    --------
Net increase (decrease) in cash and cash equivalents       (899)    (13,470)     13,855
Cash and cash equivalents at beginning of year .....      2,507      15,977       2,122
                                                       --------    --------    --------
Cash and cash equivalents at end of year ...........   $  1,608    $  2,507    $ 15,977
                                                       ========    ========    ========

Supplemental information:
  Cash paid for interest ...........................   $  1,866    $  2,710    $  1,402
  Non-cash transactions (note 3) ...................      8,770      (8,629)        893



  Exhibits
                                                                   Sequentially
                                                                  Numbered Pages
    3(a) Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 4(a) of the registrant's report on Form 10-Q for the quarter ended March 31, 1995.

    3(b) Articles of Amendment to the Restated Articles of Incorporation of the registrant are incorporated by reference to Exhibit 4(b) of the registrant's report on Form 10-Q for the quarter ended
           March 31, 1995.

   3(c) Restated Bylaws of the registrant are incorporated by reference to Exhibit 4(b) of the registrant's report on Form 10-K for the year ended December
           31, 1993.

   4(a)    Rights Agreement dated January 20, 1992 between
           Manufacturers Hanover Trust Company and Trans
           Financial, Inc. is incorporated by reference to Exhibit 1 to the registrant's report on Form
           8-K dated January 24, 1992.

   4(b)    Form of Indenture (including Form of Subordinated
           Note) dated as of September 1, 1993, between the registrant and First Tennessee Bank National Association as Trustee, relating to the issuance of 7.25% Subordinated Notes due 2003, is incorporated by reference to Exhibit 4 of Registration Statement on Form S-2 of the registrant (File No.33-67686).

   4(c) Subordinated Note dated as of September 16, 1993, by Trans Financial, Inc. is incorporated by reference to Exhibit 1 to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

   10(a) Trans Financial, Inc. 1987 Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the registrant (File No. 33-43046).*

   10(b) Trans Financial, Inc. 1990 Stock Option Plan is incorporated by reference to Exhibit 10(d) of the registrant's Report on Form 10-K for the year ended December 31, 1990.*

   10(c) Trans Financial, Inc. 1992 Stock Option Plan is incorporated by reference to Exhibit 28 of the registrant's Report on Form 10-Q for the quarter ended March 31, 1992.*

   10(d) Trans Financial, Inc. 1994 Stock Option Plan is incorporated by reference to the registrant's
           Proxy Statement dated March 18, 1994, for the
           April 25, 1994 Annual Meeting of Shareholders.*

   10(e)   Employment Agreement between Douglas M. Lester
           and Trans Financial, Inc........................................63-71

   10(f)   Description of the registrant's Performance
           Incentive Plan is incorporated by reference to
           Exhibit 10(g) of the regristrant's Report on Form 10-K for the year ended December 31, 1994.*

   10(g) Form of Deferred Compensation Agreement between registrant and certain officers of the registrant is incorporated by reference to Exhibit 10(g) of the registrant's Report on Form 10-K for the year ended December 31, 1992.*

   10(h) Trans Financial, Inc. Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to Registration Statement on Form S-3 of the registrant dated May 15, 1991 (File No. 33-40606).

                                                                   Sequentially
                                                                 Numbered Pages
   10(i)   Warrant dated as of February 13, 1992 between
           Morgan Keegan & Company, Inc.and Trans Financial,
           Inc. incorporated by reference to Exhibit 10(m) of Registration Statement on Form S-2 of the registrant (File No. 33-45483).

   10(j) Loan Agreement dated as of July 6, 1993 between First Tennessee Bank National Association and Trans Financial, Inc. is incorporated by reference to Exhibit 10(p) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

   10(k) Distribution Agreement dated September 28, 1995 between Registrant, Trans Financial Bank, N.A.
           and Donaldson, Lufkin & Jenrette Securities
           Corporation is incorporated by reference to
           Exhibit 10(a)of the registrant's report on Form
           10-Q for the quarter ended September 30,1995.

    10(l)  Fiscal and Paying Agency Agreement dated September
           28, 1995 between Trans Financial Bank, N.A. and
           First Fidelity Bank, N.A. is incorporated by reference to Exhibit 10(b) of the registrant's report on Form 10-Q for the quarter ended September 30, 1995.

    10(m) 1995 Executive Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated
           March 9, 1995, for the April 24, 1995, Annual Meeting of Shareholders.*

    11     Statement of Computation of Per Share Earnings.....................60

    21     List of Subsidiaries of the Registrant.............................61

    23     Consent of Independent Auditors....................................62

    27     Financial Data Schedule(for SEC use only).........................---
       * Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K.

Exhibit 11

              Statement Regarding Computation of Per Share Earnings
Years ended December 31                      1995       1994       1993
                                             ----       ----       ----
In thousands, except per share data

Primary earnings per common share:
   Average common shares outstanding ...    11,246    11,175     11,124
   Common stock equivalents ............       107        83        121
                                          --------  --------   --------
       Average shares and share ........    11,353    11,258     11,245
          equivalents
   Income before cumulative effect of ..  $ 15,315  $ 14,420   $ 13,754
     change in accounting principle
   Primary earnings per common share
     before cumulative effect of change
     in accounting principle ...........  $   1.35  $   1.28   $   1.22
                                          ========  ========   ========

   Net income ..........................  $ 15,315  $ 14,420   $ 14,050
   Less preferred stock dividends ......         0       (54)       (81)
                                          --------  --------   --------
   Income available for common stock ...  $ 15,315  $ 14,366   $ 13,969

   Primary net income per share ........  $   1.35  $   1.28   $   1.24
                                          ========  ========   ========



Fully-diluted earnings per common share:
   Average common shares outstanding ...    11,246    11,175     11,124
   Common stock equivalents ............       156        83        121
                                          --------  --------   --------
       Average equivalents .............    11,402    11,258     11,245

   Income before cumulative effect of ..  $ 15,315  $ 14,420   $ 13,754
     change in accounting principle
   Fully-diluted earnings per common
       share before cumulative effect of
       change in accounting principle ..  $   1.34  $   1.28   $   1.22
                                          ========  ========   ========

   Net income ..........................  $ 15,315  $ 14,420   $ 14,050
   Less preferred stock dividends ......         0       (54)       (81)
                                          --------  --------   --------

   Income available for common stock ...  $ 15,315  $ 14,366   $ 13,969

   Fully-diluted net income per share ..  $   1.34  $   1.28   $   1.24
                                          ========  ========   ========

 Exhibit 21

                     List of Subsidiaries of the Registrant


Trans Financial  Bank,  National  Association
 Real Estate Holding Company
 Trans Financial Mortgage Company
 Trans Financial Investment Services, Inc.
 Trans Travel, Inc.

Trans Financial Bank, Federal Savings Bank
    General Service Corporation

Trans Financial Bank Tennessee, National Association

Cracker Jack Aviation, Inc.

Exhibit 23

                         Consent of Independent Auditors


The Board of Directors
Trans Financial, Inc.:


   We consent to incorporation by reference in the Registration Statement Nos. 33-40606, 33-60844, 33-56761, and 33-64601 on Form S-3, and Registration
Statement Nos. 33-21517, 33-43046, 33-53960, 33-72492, 33-65347, and 33-65349 on
Form S-8 of Trans Financial, Inc. of our report dated January 15, 1996, relating to the consolidated balance sheets of Trans Financial, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Trans Financial, Inc.
   Our report refers to changes in the methods of accounting for mortgage servicing rights in 1995 and income taxes and certain investments in debt and equity securities in 1993.

                                                /s/ KPMG PEAT MARWICK LLP
                                                    KPMG PEAT MARWICK LLP



Louisville, Kentucky
March 29, 1996

                                  Exhibit 10(e)
EMPLOYMENT AGREEMENT

                  This Agreement made and entered into as of this 1st day of January, 1991, by and among TRANS FINANCIAL BANCORP, INC., a Kentucky corporation having its principal place of business located in Bowling Green, Kentucky ("Holding Company"), TRANS FINANCIAL BANK, N.A., a banking association organized under the laws of the United States and headquartered in Bowling Green, Kentucky ("Bank"), and DOUGLAS M. LESTER, an individual ("Lester").

                              W I T N E S S E T H :

         WHEREAS, Holding Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding stock of Bank and Trans Financial Savings Bank, F.S.B., a federal savings bank headquartered in Russellville, Kentucky ("Savings Bank"). Bank, Savings Bank and any other corporations or entities substantially owned by them or Holding Company are referred to collectively as ("Subsidiaries"); and

         WHEREAS, Lester presently is employed as the Chairman of the Board of Directors, President and Chief Executive Officer of Holding Company and of Bank pursuant to the terms of an Employment Agreement dated as of April 1, 1984, as amended, between Lester and Bank (then known as The Citizens National Bank of Bowling Green), and joined in by Holding Company (the "1984 Employment Agreement"); and

         WHEREAS, Lester, Holding Company and Bank desire to enter into this Agreement to set out the terms and conditions of Lester's continued employment by Holding Company and Bank and to supersede and replace the 1984 Employment Agreement;

         NOW, THEREFORE, for and in consideration of the previous promises, covenants, undertakings and agreements of Holding Company, Bank and Lester (which are formalized hereby), and for and in consideration of the mutual promises, covenants and undertakings of Holding Company, Bank and Lester as hereinafter set forth, it is hereby mutually agreed as follows:

      1. Employment. Holding Company and Bank hereby employ Lester, and Lester hereby accepts employment with Holding Company and Bank, as the Chairman of the Board of Directors, President and Chief Executive Officer of each of Holding Company and Bank. Such positions are hereinafter collectively referred to as "the Position."

     2.  Term of Employment.
     A. This Agreement and Lester's employment hereunder shall commence on and be effective as of January 1, 1991 (the "Commencement Date"), and continue through 12:00 midnight on December 31, 1993, subject to renewal and to termination in accordance with the terms of this Agreement. On January 1 of each year (the "Anniversary Date"), commencing with January 1, 1992, this Agreement will be automatically renewed for a new three-year term, subject to renewal and to termination in accordance with the terms of this Agreement, unless either Holding Company or Bank, by action of its Board of Directors, or Lester gives written notice to the other parties hereto at least 90 days prior to the Anniversary Date that it does not intend to renew this Agreement. (Lester's initial term of employment and anyv subsequent renewal thereof shall hereinafter be referred to as the "Term.)
      The delivery of notice of intent not to renew by Holding Company or Bank shall, for purpose of this Agreement, be deemed to be delivery of notice of termination of Lester's employment without cause pursuant to Paragraph 17.

    3. Responsibilities in Position. During the Term, except for illness, and reasonable vacation periods as hereinafter provided and reasonable involvement in civic affairs and in organizations which benefit, promote or complement the interests of Holding Company and the Subsidiaries, and except as otherwise provided in this Agreement, or as approved by the Board of Directors of either Holding Company or Bank, Lester shall devote substantially all of his business time, attention, skill and efforts to the faithful performance of his duties hereunder and in the Position, and shall use his best efforts, skill and experience to promote the business, interests and welfare of Holding Company and the Subsidiaries. Lester shall not, during the Term, without the consent of the Board of Directors of either Holding Company or Bank, be engaged in any other business activity, whether or not such activity is pursued for gain, profit or pecuniary advantage; provided, however, that he may do the following:

      A. Own interests in other companies, corporations and profit-making entities;
      B. Provide advice for such companies, corporations or entities, provided, however, that he shall not assume any active part in the operation of the business or enterprises of such companies, corporations or entities;
and,
      C. Invest his assets, from time to time, in such form or manner as will not require any substantial services on his part in the operation of the affairs of the companies, businesses or enterprises in which he makes investments.

     4. Specific Description of Authority. Lester is hereby employed in the Position, and he shall have, exercise and carry out the authorities powers, duties and responsibilities conferred upon persons occupying each of the capacities contained in the Position by the Bylaws of Holding Company and Bank, as such Bylaws are from time to time in effect, and shall exercise and carry out such duties and responsibilities, and shall observe such directions and restrictions, as the Board of Directors of Holding Company or Bank may from time to time confer or impose upon him. In the absence of specific directions, Lester shall have the following duties, responsibilities and authorities with respect to each of Holding Company and Bank:

       A. He shall act as the Chairman of its Board of Directors, and shall chair all meetings of the Board of Directors;

       B. He shall have complete charge of the day to day management, operation and supervision of its business, and shall be in charge of all of its officers and employees;

       C. He shall discharge all of those duties and responsibilities customarily discharged by a President and Chief Executive Officer of a banking institution and its holding company, and shall have all of the powers and authorities customarily conferred upon an individual holding such offices, including, without limitation, the authority to formulate policies and administer its business, subject to the policies and directions from time to time adopted or given by its Board of Directors;

      D. He shall have the general management and control of its business activity;

      E. He and those working under his supervision, acting with his authority, shall have the responsibility and authority to hire, appoint, discipline and dismiss all of its employees and shall have the general supervision of all of its employees and officers;

      F. He shall be responsible for supervising the day to day conduct of the business of Holding Company and the Subsidiaries;

      G. He shall be responsible for carrying out such other acts and duties, not otherwise specified herein, as shall be necessary for the management of its business, as its Board of Directors shall from time to time direct.

      5. Compensation. For all services rendered or to be rendered by Lester for Holding Company and the Subsidiaries, for the benefit of Holding Company, during the Term, Holding Company shall pay, and Lester hereby agrees to accept, compensation as follows:

      A.   Base Salary.  Lester shall receive a Base Salary as follows:

         (1) 1991. Beginning with the Commencement Date, and ending December 31, 1991, Lester shall receive a Base Salary at an an annualized rate of $155,000.00 per year, payable in consecutive equal monthly installments.

         (2) Years after 1991. Lester's Base Salary for any calendar year after 1991 shall be at the annualized rate established by Holding Company's Board of Directors at the commencement of each such year; provided that the Base Salary for any calendar year shall never be less than the Base Salary for the preceding calendar year.

                All base Salary shall be paid in consecutive equal monthly installments, as described above or in other installments mutually convenient to Holding Company and Lester. All deductions required by law, and voluntary deductions consented to by Lester, shall be deducted from each installment of Base Salary.

       B.  Board of  Directors.  In  addition to Lester's Base Salary,
Lester shall receive a fee for serving as a member of the Board of Directors of each of Holding Company and the Subsidiaries as established by such Board of Directors for compensation of its members, provided the fee paid to Lester shall in no event be less than the compensation paid to any other director for his services on such Board.

       C. Performance Incentives. In addition to the Base Salary and director's fees described above, Lester shall receive performance incentive bonuses for each year during the Term in accordance with the Performance Incentive Plan of Holding Company, and Bank, as such Plan is now in effect or as hereafter amended, provided no such amendment shall decrease the bonuses payable to Lester pursuant to such Plan.

        6.     Stock Options.   In  addition  to Lester's  compensation
hereinabove provided for in Paragraph 5 of this Agreement, on the first day following the close of each calendar year which expires during the Term, Lester shall have an option to purchase from Holding Company, at any time during the immediately following calendar month of July, up to 2,250 shares of Holding Company's common stock, for the price of Ten Dollars ($10.00) per share; provided, however, that in order to exercise any such right and option, Lester must be employed by Holding Company and/or Bank at the time of exercise. Such option and right to purchase granted following the close of each calendar year can be exercised in whole or in part by Lester's giving to Holding Company, during the immediately following calendar month of July, written notice of Lester's intention to exercise the right and option. The purchase and sale of the shares pursuant to Lester's exercise of such right and option granted after the end of each Fiscal Year shall be closed within thirty (30) days after Lester gives to Holding Company written notice of Lester's intention to exercise the right and option. At the time of closing, Lester shall pay the entire purchase price for the number of shares to be purchased, in cash, and Holding Company shall transfer to Lester the number of shares to be purchased and shall cause the certificates for such shares to be reissued in Lester's name. The right to purchase, at the conclusion of any calendar year during the Term, that number of shares of common stock of Holding Company hereinabove described, shall not be cumulative from year to year, and Lester shall, therefore, lose the right and option to purchase any shares, to the extent he does not exercise such right and option to purchase such shares during the calendar month of July following the end of such calendar year. In the event the outstanding shares of Holding Company's common stock are changed into or are exchanged for a different number or kind of shares or other securities of Holding Company, or of another corporation by reason of merger, consolidation, or other reorganization, recapitalization, reclassification, combination of shares, stock split-ups, or stock dividends:

        A. The aggregate number and kind of shares subject to Lester's right and option shall be adjusted appropriately;

        B. The rights under outstanding options granted hereunder both as to the numberof subject shares, and the option price, shall be adjusted appropriately;

        C. Where dissolution or liquidation of Holding Company or any merger or combination in which Holding Company is not a surviving corporation is involved, each outstanding option granted pursuant to this Paragraph 6 shall terminate, but Lester shall have the right, immediately prior to such dissolution, liquidation, merger or combination, to exercise his option, in whole or in part, to the extent that he shall not have exercised same, without regard to any installment exercise provisions, meaning that he may exercise his option to purchase that total number of shares, as to which he has not previously forfeited options, for which he would otherwise have had options in accordance with the above provisions of this Paragraph 6, if each year during the Term were to then end immediately; and

         D. Such new or additional or different shares or securities which are distributed to Lester, shall be considered to be restricted stock and shall be subject to all of the conditions and restrictions provided for by this Paragraph 6.

               The above provisions of this Paragraph 6 to the contrary notwithstanding, Lester shall not have a right or option, pursuant to this Paragraph 6, to purchase such number of shares of Holding Company common stock as would cause, immediately after the exercise of the right and option, the total number of shares of Holding Company's common stock owned by Lester, or subject to options exercisable by Lester as held by Lester, to exceed five percent (5%) of the total combined voting power of all classes of Holding Company's common stock. No right or option possessed by Lester pursuant to this Paragraph 6 shall be transferred by Lester in any manner whatsoever, and all such rights and options shall be nontransferable. There shall be no voluntary or involuntary lifetime transfer, or transfer by reason of death, of any rights or options, including, but not limited to, transfers by will or by laws of descent and distribution. The option and right of Lester to purchase shares of Holding Company's common stock shall be personal to him and shall be exercisable only by him, and by no other person under any circumstances. Lester shall have no rights as a shareholder with respect to any shares subject to a right and option to purchase until he has acquired such shares by exercise of such option, and by payment of the purchase price, as hereinabove provided. The death of Lester, or the termination of Lester's employment under this Agreement, whether voluntary or involuntary, and whether with or without cause, and whether justified or unjustified, for any reason whatsoever, shall terminate all rights and options which he has not previously exercised.

     7. Automobile. ln recognition of Lester's need for an automobile for business purposes in order to facilitate his transaction of the business of Holding Company and Bank, Holding Company, shall, during the Term, provide Lester, for business purposes, with a late model, luxury automobile and shall provide all maintenance, repairs, insurance and all costs incidental thereto. All Lester's rights with respect to such automobile shall expire at the end of the Term.

     8. Country Club Membership. In recognition of the requirements which will be imposed upon Lester to entertain customers, clients and employees of Holding Company and the Subsidiaries, and to maintain those social contacts required of a person in the Position for purposes of generating additional business for Holding Company and the Subsidiaries, and in order to provide to Lester (and maintain for Lester) those contacts with persons of the community which are required for maintaining and improving the business of Holding Company and the Subsidiaries, Holding Company shall provide for Lester, during the entire Term, a full membership at Bowling Green Country Club. Holding Company shall pay all initiation fees and initial purchase costs required for the acquisition of such membership, all monthly or other periodic dues required to maintain "such membership in full force and effect and any special assessments required to maintain such membership in full force and effect. Lester shall, however, personally pay for all food, drink and other items purchased by him from such Country Club, except to the extent that he is entitled to reimbursement therefor in accordance with the following provisions of this Agreement. Ownership of all stock in such Country Club shall remain with Holding Company; provided, that Lester shall be permitted to vote all such stock during the Term of this Agreement.

      9. Reimbursement. Holding Company will reimburse Lester for all reasonable and necessary expenses incurred by him in carrying out his duties under this Agreement; provided that such expenses shall be incurred by him only pursuant to the policies and procedures of Holding Company's Board of Directors, from time to time in effect, and that all such expenses must be reasonable and necessary expenses incurred by him solely for the purpose of carrying out his duties under this Agreement. Lester shall present to Holding Company from time to time an itemized account of such expenses in such form as may be required by Holding Company's Board of Directors. Any such itemized account shall be subject to approval by Holding Company Board of Directors.

     10. Vacation. Lester shall be entitled to have four (4) full calendar weeks of paid vacation during each calendar year during the Term. Such number of weeks of paid vacation shall be prorated to the last day of the Term, for that calendar year which includes the ending date of the Term. Lester shall be responsible for arranging to have other officers of Holding Company and Bank discharge his duties and responsibilities during any vacation period. Vacation shall be taken only at those times during which such vacation will be calculated to cause a minimum of disruption in the business of Holding and Bank. Notwithstanding the foregoing, if the paid vacation period provided during each such calendar year for other executive officers of Holding Company or Bank is increased to more than four (4) weeks, Lester's paid vacation period shall be increased accordingly.

      11. Sick Leave. Lester shall be entitled to have, during each calendar year during the Term, a period of paid sick leave equivalent to that period of time during which Lester must be "disabled" in order to qualify for disability insurance payments under the disability insurance provided in accordance with Paragraph 15 of this Agreement; provided, however, that such sick leave shall be taken only if Lester is incapacitated by illness or injury from performing his duties in the Position, and that such sick leave shall not be taken if not required by Lester by reason of such incapacitating illness or injury. Such sick leave shall not, in any event, become additional vacation time. If Lester becomes Disabled, as hereinafter defined in this Agreement, or if Lester becomes entitled to receive benefits under the disability policy described in Paragraph 15 of this Agreement, then all rights to sick leave compensation shall end. All rights to unused sick leave shall end at the end of the Term.

      12. Accrual. Vacation time and sick leave shall not be accrued from calendar year to calendar year.

      13. Deferred Compensation. Lester shall be entitled to receive deferred compensation but only as set forth in a Deferred Compensation Agreement entered into on March 8, 1988 by and between Lester and Holding Company.

      14. Other Employee Benefits. Lester shall be entitled to such additional employee benefits as are not herein specifically described as are conferred by Holding Company or Bank, from time to time, upon its other executive officers, including the following:

       A. The right to participate in any profit sharing plan, pension plan, or other incentive program, retirement benefit plan or similar program established by Holding Company or Bank; provided, that Lester must be a "qualified" participant, as defined in the legal documentation establishing such plans;

       B. Such medical and hospitalization insurance as is provided by Holding Company or Bank for such personnel, from time to time (provided, however, that Holding Company represents to Lester that Holding Company will provide for Lester and his immediate family a reasonably sufficient policy of medical and hospitalization insurance coverage).

      15.  Disability Insurance.   Holding Company shall obtain for Lester, and
shall pay for, a policy of disability insurance which will provide to Lester (and will pay to Lester), in the event he becomes "disabled," as defined in such policy, a monthly benefitin a sum not less than sixty percent (60%) of the monthly installments of Lester's Base Salary, which Lester is entitled to receive, from time to time, as provided by Subparagraph A of Paragraph 5 of this Agreement. Said policy shall be obtained from a substantial insurance company which is reasonably acceptable to Lester and shall be subject to Lester's reasonable approval, and must contain reasonable definitions of "disability" and provisions for a waiting period which does not extend beyond the date of termination of Lester's rights to his Base Salary. Holding Company shall pay for the insurance provided for by such policy during the entire Term.

      16. Termination. Lester's employment under the terms of this Agreement may be terminated by the Board of Directors of either Holding Company or Bank (and, if Lester is a member of such Board of Directors, he shall not be permitted to vote on such issue, or to attend without invitation by a majority of the other Board member, the meeting of such Board of Directors at which such issue is being considered) at any time during the Term, if such Board of Directors reasonably, properly, and in good faith determines by majority vote of those members present and voting at any meeting at which a quorum is present, that any of the following causes for terminating Lester's employment exist (provided that Lester shall be entitled to arbitration, as described below):

      A. Lester has appropriated to his personal use funds, rights or property of Holding Company or Bank or of any of the customers of Holding Company or Bank;

      B. Lester has engaged in any other act of substantial dishonesty in the performance of his duties or responsibilities;

      C. Lester has, in any substantial respects, failed to discharge his duties and responsibilities in the Position, and fails or refuses to correct such failings within thirty (30) days of receipt of written notice to him from the Board of Directors of Holding Company or Bank of the failings, which such notice shall specifically describe Lester's failings and the steps required to remedy same;

      D. Lester is engaging in competition with Holding Company or the Subsidiaries in any manner or in activities substantially harmful to the business of Holding Company or the Subsidiaries;

      E. Lester is regularly making a frequent, substantial abusive use of alcohol, drugs or similar substances, and such abuse has affected his ability to conduct the business of Holding Company or Bank in a proper and prudent manner;

      F. Lester has become "disabled" or "incompetent," as hereinafter defined in this Agreement;

      G. Lester is convicted of a felony, or of a substantial misdemeanor involving moral turpitude;

      H. For any reason, Bank is unable to procure upon Lester a substantial fidelity bond, or bonding company refuses to issue a bond to Bank if Lester is employed in the Position;

      I. Lester is guilty of gross professional misconduct, or of a gross breach of this Agreement of such a serious nature as would reasonably render his service entirely unacceptable to reasonable persons in the position of the Board of Directors of Holding Company or Bank.

          If its Board of Directors reasonably, properly, and in good faith determines that any one or more of the above causes for terminating Lester's employment exists, then Holding Company or Bank may, by giving Lester ninety (90) days written notice of its intention to terminate Lester's employment, terminate this Agreement, the Term, and Lester's employment, and all rights, duties and obligations of the parties under this Agreement. Lester shall be entitled to receive all compensation and fringe benefits, hereinabove provided for, for such period of ninety (90) days, plus any accrued vacation time (prorated to the end of such ninety (90) day period), plus any rights to any fringe benefits or other compensation hereinabove described in this Agreement which accrue during such period of 90 days. Nevertheless, although Lester shall be entitled to his compensation and fringe benefits for such period, such Board of Directors may, if it, in its discretion deems it prudent to do so, terminate Lester's employment, effective on the date when such notice is given, although Lester will be entitled to receive his compensation and other fringe benefits hereinabove described during such period of 90 days, and all rights to compensation and fringe benefits which accrue during such period of 90 days. Any of the following provisions of this Agreement to the contrary notwithstanding (including those dealing with termination pay), Lester shall not be entitled to any further compensation of any kind or nature whatsoever from Holding Company or Bank following such termination.

      17.  All determinations by the Board of Directors of Holding
Company or Bank that sufficient grounds exist for the termination of Lester's employment under the above provisions of this Paragraph 16 must be made reasonably, properly and in good faith.

         Termination Otherwise. The above provisions of this Agreement to the contrary notwithstanding, Lester's employment may be terminated, upon delivery to Lester of thirty (30) days notice of termination, at any time during the Term, for any reason whatsoever, with or without cause, if the Board of Directors of either Holding Company or Bank, for any reason whatsoever, determines that such employment should be terminated. It is understood that Lester has no continuing right to employment by Holding Company and Bank, and that Holding Company or Bank may, therefore, terminate Lester's employment at any time of its choosing, and for any reasons which are satisfactory to it.

         If notice is delivered pursuant to this Paragraph 17 that Lester's employment is terminated, or if Holding Company or Bank timely delivers notice to Lester that it does not intend to renew this Agreement pursuant to Paragraph 2 above, then Lester shall be entitled to receive all compensation and fringe benefits to which he is otherwise entitled (and which would otherwise accrue) under this Agreement during the period of 30 days following delivery of such notice. At the conclusion of such period of 30 days, Lester's employment in the Position shall be terminated and the only rights to compensation and fringe benefits which Lester shall thereafter have under this Agreement shall be: (a) the right to receive from Holding Company, on the next scheduled salary payment date, the value of fringe benefits accruing to Lester under this Agreement as of the effective date of the termination (subject to the terms and conditions of any plan or agreement pursuant to which such benefits are made available); and
(b) the right to receive from Holding Company the total amount of the Base Salary, at the annual rate then in effect, that would be due Lester over the then remaining term of this Agreement (disregarding the termination) (such total amount being referred to as "Severance Pay"). In December of each year during the Term, Lester shall have the right, by delivery of written notice to Holding Company, to require that, if Holding Company should deliver notice to terminate (or fail to renew) this Agreement during the following calendar year, the Severance Pay due him from Holding Company upon termination shall be paid by Holding Company in equal installments on each scheduled salary payment date during the remaining term of this Agreement, as if there had been no termination. In the absence of such a notice by Lester, Holding Company shall pay to Lester, on the next scheduled salary payment date following termination of his employment in the Position, the present value of the Severance Pay (calculated by using the U.S. Treasury rate then in effect) and, upon such payment, Lester shall be entitled to no further compensation hereunder.

    18. Voluntary Termination. Lester may terminate his employment in the Position, and this Agreement, at any time during the Term, provided that he shall give to the Board of Directors of each of Holding Company and Bank at least sixty (60) days written notice of such termination. Any of the above provisions of this Agreement to the contrary notwithstanding, if Lester shall voluntarily terminate his employment in the Position and this Agreement at any time during the Term, then all rights to compensation and fringe benefits shall terminate as of the effective date of such termination; provided, however, that Lester shall be entitled to receive payment for any accrued vacation, prorated as of the date of such termination.

    19. Accrued Vacation Pay. If Lester's employment is terminated, at any time during the Term, then Lester shall be entitled to receive, as additional compensation, payment (at the rate of Lester's Base Salary then in effect) for any unused vacation which Lester may elect in writing receive from Holding Company has accrued to Lester during the calendar year of his employment, but which has been unused. All accrued vacation time, for the calendar year within which Lester's employment is terminated, shall be prorated as of the date of the termination of such employment.

     20. Death of Lester. Lester's death shall terminate the Term and Lester's employment and shall terminate all of Lester's right to all salary, compensation and fringe benefits effective as of the date of such death; provided, however, that Holding Company shall maintain that policy of life insurance hereinabove described in full force and effect until such death, and that Holding Company shall pay to Lester's lawful spouse at the time of his death or his designee, or to Lester's estate, as designated by Lester (or if not so designated then to his spouse, if any, or his estate, if there is no such spouse) those installments of Lester's Base Salary, which would otherwise be due, for a term of 120 days following the date of Lester's death, and shall pay all accrued vacation time of Lester (which shall be prorated as of the date of death) and any sum otherwise due Lester, as of the date of his death, for incentive bonuses earned for the immediately preceding calendar year. If such death occurs less than 90 days prior to the close of any calendar year, then the persons entitled to receive payment in accordance with the above provisions of this Paragraph 20 shall be entitled to receive any incentive bonuses which Lester would have received by reason of the performance of Holding Company and Bank during "such calendar year, had he been living at the end of such calendar year.

     21. Disability. Lester shall be deemed to be "disabled" or shall be deemed to be suffering from a "disability" under the provisions of this Agreement if a competent physician, acceptable to Lester and Holding Company, states in writing that it is such physician's opinion that Lester will be permanently (or for a continuous period of four (4) calendar months) unable to perform a substantial number of the usual and customary duties of Lester's employment. In the event Lester and Holding Company are unable to agree upon such a suitable physician for the purposes of making such a determination, then each of Lester and Holding Company shall select a physician, and such two physicians as selected by Holding Company and Lester shall select a third physician who shall make the determination, and the determination made by such third physician shall be binding upon Lester and Holding Company. It is further agreed that if a guardian is appointed for Lester's person, or a conservator or curator is appointed for Lester's estate, or he is adjudicated "incompetent" or as suffering or operating under a mental "disability" by a court of appropriate jurisdiction, then Lester shall be deemed to be "disabled" for all purposes under this Agreement. In the event Lester becomes "disabled," as defined in this Paragraph 21, then his employment shall terminate, effective as of the date of such disability; provided that Lester shall, nevertheless, be entitled to receive those sums which would otherwise have been paid had he died on the effective date of such disability.
Such sums, as determined in accordance with Paragraph 20, shall be paid to Lester.

    22. Faithfulness. Lester shall diligently employ himself in the Position and in the business of Holding Company and Bank and shall be faithful to Holding Company and the Subsidiaries in all transactions relating to them and their business and shall give, whenever required, a true account to the Boards of Directors Holding Company and Bank of all business transactions arising out of or connected with Holding Company and Bank or their business, and shall not, without first obtaining the consent of the Boards of Directors, employ either his interest in Holding Company or Bank, or his interests in this Agreement or the capital or credit of Holding Company or Bank for any purposes other than those of Holding Company and Bank. Lester shall keep the Boards of Directors of Holding Company and Bank fully informed of all work for and transactions on behalf of Holding Company and Bank. He shall not, except in accordance with regular policies of the Boards of Directors from time to time in effect, borrow money in the name Holding Company or Bank, use collateral owned by Holding Company or Bank as security for loans or lease or dispose of or in any way deal with any of the property, assets or interests Holding Company or Bank other than in connection with the proper conduct of the business Holding Company and Bank.

    23. Nonassignability. Neither this Agreement, nor any rights or interests hereunder, shall be assignable by Holding Company or Bank, or by Lester, his beneficiaries or legal representatives, without the prior written consent of the other parties hereto. All services to be performed hereunder by Lester must be personally performed by him.

    24. Consolidation. Merger or Sale of Asset. Nothing in this Agreement shall preclude Holding Company or Bank from consolidating or merging into or with, or transferring all or substantially all of its assets to another bank or corporation which assumes this Agreement and all obligations and undertakings of it hereunder. Upon such a consolidation, merger or transfer of assets and assumption, "Holding Company" or "Bank," as used herein, shall mean such other bank or corporation, as the case may be, and this Agreement shall continue in full force and effect.

     25. Binding Effect. This Agreement shall be binding upon, and shall inure to the benefit of Holding Company and Bank and their successors and assigns, and Lester and his heirs, executors, administrators and personal representatives.

     26. Amendment of Agreement. This Agreement may not be amended or modified except by an instrument in writing signed by the parties hereto. Although Lester's compensation may be increased, from time to time, by Holding Company's Board of Directors, in order for any purported agreement to increase Lester's compensation to be enforceable by Lester, the provisions for increased compensation must be set forth in a resolution of Holding Company's Board of Directors, duly adopted by such Board of Directors, and properly reflected in the minutes of such Board of Directors. Any purported agreement for additional compensation or for an adjustment in compensation which is not so evidenced by a written resolution of Holding Company's Board of Directors shall not be enforceable, and shall be of no force or effect whatsoever.

     27. Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provisions of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed to be a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived, and shall not constitute a waiver of such term or condition in the future or as to any act other than that specifically waived.

     28. Severability. If for any reason any provision of this Agreement is held invalid, such invalidity shall not affect any other provision of this Agreement not held invalid, and each such other provision shall, to the full extent consistent with law, continue in full force and effect. If any provisions of this Agreement shall be invalid in part, such partial invalidity shall in no way affect the rest of such provision not held invalid, and the rest of such provision, together with all other provisions of this Agreement, shall, to the extent consistent with law, continue in full force and effect.

     29. Trade Secrets. Lester shall not, at any time or in any manner, either directly or indirectly, divulge, disclose or communicate to any person, firm or corporation, in any manner whatsoever, any information concerning any matters affecting or relating to Holding Company, the Subsidiaries or their respective businesses, including, without limiting the generality of the foregoing, any information concerning any of their customers, or any other information concerning any of them or any of their businesses, its manner of operation, its plans, process or other data, without regard to whether all or any part of the foregoing matters will be deemed confidential, material or important, as the parties hereto stipulate that as between them, the same are important, material and confidential and gravely affect the effective and successful conduct of the business and goodwill of Holding Company and the Subsidiaries, and that any breach of the terms of this Paragraph 29 shall be a substantial and material breach of this Agreement. All terms of this Paragraph 29 shall remain in full force and effect after the termination of Lester's employment and of this Agreement. Lester acknowledges that it is necessary and proper that Holding Company and the Subsidiaries preserve and protect their proprietary rights and unique, confidential and special information and goodwill, and the confidential nature of their respective businesses and of the affairs of their customers, and that it is therefore appropriate that Holding Company prevent Lester from engaging in any breach of the provisions of this Paragraph 29. Lester, therefore, agrees that a violation by Lester of the terms of this Paragraph 29 would result in irreparable and continuing injury to Holding Company, for which there might well be no adequate remedy at law. Therefore in the event Lester shall fail to comply with the provisions of this Paragraph 29, Holding Company shall be entitled to such injunctive and other relief as may be necessary or appropriate to cause Lester to comply with the provisions of this Paragraph 29, and to recover, in addition to such relief, its reasonable costs and attorney's fees incurred in obtaining same. Such right to injunctive relief shall be in addition to, and not in lieu of, such rights to damages or other remedies as Holding Company shall be entitled to receive.

    30. Attorney's Fees. If either party to this Agreement shall seek to enforce any of the provisions of this Agreement or any rights, duties or obligations provided for herein, against the other party to this Agreement, by legal or equitable proceedings, then the a party in such legal or equitable proceedings shall be entitled to receive from the other party to such legal or equitable proceedings, in addition to all other rights and remedies to which such prevailing party shall be entitled, such prevailing party's reasonable costs and expenses incurred in such proceedings and in the preparation for such proceedings, including such prevailing party's reasonable attorney's fees. Such prevailing party shall be entitled to judgment for said costs, expenses and attorney's fees in addition to judgment for such other sums and remedies to which such prevailing party shall be entitled.

    31. Interest. If any party to this Agreement shall be entitled to receive any sums from the other parties to this Agreement by reason of the provisions of this Agreement or any breach of the provisions of this. Agreement, then all such sums to which such party shall be entitled shall, to the extent permitted by law, bear interest at Bank's prime interest rate then in effect plus one percent (1%); provided that such rate shall never be less than the rate of thirteen percent (13%) per annum. Interest shall be earned from a date which follows the date when such sums are due by fifteen (15) days, until the date when such sums are paid.

     32. Counterparts. This Agreement may be executed in any number of counterparts, each of which, when executed and delivered, shall constitute an original, but all such counterparts shall constitute one and the same instrument.

      33. Entire Agreement. The parties acknowledge and agree that, under Paragraph 6 of the 1984 Employment Agreement, Lester has the option to purchase as many as 2,250 shares of common stock of Holding Company at a price of $10.00 per share, exercisable on or before April 30, 1991, and nothing in this Agreement shall impair, alter or otherwise affect such right and option to purchase. This Agreement, together with the Agreements and/or plans referred to herein, contains the entirety of the agreements between Holding Company, Bank and Lester with respect to Lester's employment by Holding Company and Bank on and after the Commencement Date. Each of the parties acknowledges that the other parties have made no agreements or representations with respect to the subject matter of this Agreement other than those hereinabove specifically set forth in this Agreement. Any prior agreements, undertakings or understandings of the parties with respect to Lester's employment by Holding Company and Bank (including, without limitation, the 1984 Employment Agreement)shall, except to the extent specifically set forth herein be (and they are hereby) rendered null and void.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

                                HOLDING COMPANY:

                                TRANS FINANCIAL BANCORP, INC.



                                By          s/FLOYD H. ELLIS

                                         Title       Director


                                BANK:

                                TRANS FINANCIAL BANK, N.A.



                                By          s/FLOYD H. ELLIS

                                         Title       Director



                                LESTER:



                                s/DOUGLAS M. LESTER
                                  DOUGLAS M. LESTER