Form 10-Q
period 1996-03-31
TRANS FINANCIAL INC
filed 1996-05-14
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    Form 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the quarter ended March 31, 1996            Commission File Number 0-13030





                              TRANS FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)



Kentucky                                                61-1048868
(State or other jurisdiction of                 IRS Employer Identification No.)
incorporation or organization)


500 East Main Street, Bowling Green, Kentucky              42101
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code: (502)781-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on May 8, 1996: 11,305,045 shares.


The Exhibit Index is on page 19. This filing contains 25 pages (including this facing sheet).

Part I - Financial Information





Item 1. Financial Statements


Consolidated Balance Sheets
(Unaudited)
In thousands, except share data .........

                                                March 31    December 31       March 31
                                                  1996           1995           1995
Assets
Cash and due from banks .................   $    61,128    $    81,703    $    75,476
Interest-bearing deposits with banks ....            98            197            197
Federal funds sold and
   resale agreements ....................          --             --           29,175
Mortgage loans held for sale ............        43,564         45,751          7,680
Securities available for sale (amortized
   cost of $294,380 as of March 31, 1996;
   $298,798 as of December 31, 1995;
   and $232,046 as of March 31, 1995) ...       292,762        298,222        224,522
Securities held to maturity (market
   value of $84,541 as of March 31, 1995)          --             --           85,725
Loans, net of unearned income ...........     1,310,999      1,259,071      1,153,935
Less allowance for loan losses ..........        16,051         15,779         12,880
                                            -----------    -----------    -----------
   Net loans ............................     1,294,948      1,243,292      1,141,055
Premises and equipment, net .............        42,685         41,458         37,401
Mortgage servicing rights ...............        41,004         28,284          9,221
Other assets ............................        39,876         56,742         44,050
                                            ===========    ===========    ===========

   Total assets .........................   $ 1,816,065    $ 1,795,649    $ 1,654,502
                                            ===========    ===========    ===========

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing .................   $   201,080    $   206,725    $   175,583
   Interest bearing .....................     1,231,095      1,237,758      1,240,162
                                            -----------    -----------    -----------
   Total deposits .......................     1,432,175      1,444,483      1,415,745
Federal funds purchased and
   repurchase agreements ................        44,542         75,594         33,409
Other short-term borrowings .............        70,003         45,014         37,798
Long-term debt ..........................       116,379         86,605         37,172
Other liabilities .......................        21,472         14,186         13,201
                                            -----------    -----------    -----------
   Total liabilities ....................     1,684,571      1,665,882      1,537,325
Shareholders' equity:
   Common stock, no par value. Authorized
      50,000,000 shares; issued and
      outstanding 11,304,811; 11,293,291;
      and 11,212,969 shares, respectively        21,197         21,175         21,024
   Additional paid-in capital ...........        43,990         43,872         42,935
   Retained earnings ....................        70,081         68,152         61,702
   Unrealized net loss on
      securities available for sale,
      net of tax ........................          (936)          (403)        (4,923)
   Employee Stock Ownership Plan shares
      purchased with debt ...............        (2,838)        (3,029)        (3,561)
                                            -----------    -----------    -----------
   Total shareholders' equity ...........       131,494        129,767        117,177
                                            -----------    -----------    -----------
   Total liabilities
     and shareholders' equity ...........   $ 1,816,065    $ 1,795,649    $ 1,654,502
                                            ===========    ===========    ===========

 See accompanying notes to consolidated financial statements.


Consolidated Statements of Income
(Unaudited)
In thousands, except per share data ........................
For the three months ended March 31 ........................      1996      1995

Interest income
  Loans, including fees ....................................   $30,001   $26,681
  Federal funds sold and resale
    agreements .............................................         2       241
  Securities available for sale ............................     4,041     3,305
  Securities held to maturity ..............................      --       1,285
  Mortgage loans held for sale .............................       781       157
  Interest-bearing deposits with banks .....................         4         4
                                                               -------   -------
  Total interest income ....................................    34,829    31,673
Interest expense
  Deposits .................................................    14,343    12,653
  Federal funds purchased
    and repurchase agreements ..............................       592       465
  Long-term debt and other
    borrowings .............................................     2,350     1,512
                                                               -------   -------
  Total interest expense ...................................    17,285    14,630
                                                               -------   -------
Net interest income ........................................    17,544    17,043
  Provision for loan losses ................................     1,221       520
                                                               -------   -------
Net interest income after
  provision for loan losses ................................    16,323    16,523
Non-interest income
  Service charges on deposit accounts ......................     2,236     1,891
  Mortgage banking income ..................................     2,653       862
  Gains on sales of securities
    available for sale, net ................................        15      --
  Trust services ...........................................       461       318
  Brokerage income .........................................       661       466
  Other ....................................................     1,209     1,123
                                                               -------   -------
  Total non-interest income ................................     7,235     4,660
Non-interest expenses
  Compensation and benefits ................................     9,233     7,223
  Net occupancy expense ....................................     1,204     1,088
  Furniture and equipment expense ..........................     1,667     1,483
  Deposit insurance ........................................       244       762
  Professional fees ........................................       696       930
  Postage, printing & supplies .............................       977       830
  Communications ...........................................       569       373
  Other ....................................................     3,529     2,874
                                                               -------   -------
  Total non-interest expenses ..............................    18,119    15,563
                                                               -------   -------
Income before income taxes .................................     5,439     5,620
Income tax expense .........................................     1,703     1,825
                                                               =======   =======
Net income available
  for common stock .........................................     3,736   $ 3,795
                                                               =======   =======
Primary earnings per share .................................   $  0.33   $  0.34
                                                               =======   =======

See accompanying notes to consolidated financial statements


Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)
In thousands
For the three months ended March 31 ........................        1996         1995


Balance January 1 ..........................................   $ 129,767    $ 111,632
  Net income ...............................................       3,736        3,795
  Issuance of common stock .................................         140          144
  Cash dividends declared:
    Common stock ...........................................      (1,807)      (1,681)
  Change in unrealized gain (loss) on
    securities available for sale,
    net of taxes ...........................................        (533)       3,150
  ESOP debt reduction ......................................         191          137
                                                               =========    =========
Balance March 31 ...........................................   $ 131,494    $ 117,177
                                                               =========    =========

See accompanying notes to consolidated financial statements



Consolidated Statements of Cash Flows
(Unaudited)
In thousands
For the three months ended March 31 ........................       1996        1995


Cash flows from operating activities:
Net income .................................................   $  3,736    $  3,795
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses ..............................      1,221         520
    Deferred tax expense ...................................       (281)       (141)
    Gain on sale of securities available for sale ..........        (15)       --
    Loss (gain) on sale of mortgage loans held for sale ....     (1,888)         62
    (Gain) on sale of premises and equipment ...............         --        (163)
    Depreciation and amortization of fixed assets ..........      1,516       1,346
    Amortization of intangible assets ......................        343         295
    Amortization of premium on securities
      and loans, net .......................................        300         362
    Amortization of mortgage servicing rights ..............      1,012         459
Decrease in accrued interest receivable ....................        615       1,021
Decrease (increase) in other assets ........................     15,301      (2,668)
Increase (decrease) in accrued interest payable ............       (410)      1,680
(Decrease) in other liabilities ............................       (598)     (1,301)
Sale of mortgage loans held for sale .......................     64,594      13,378
Originations of mortgage loans held for sale ...............    (60,519)    (14,579)
                                                               --------    --------
  Net cash provided by operating activities ................     24,927       4,066

Cash flows from investing activities:
Net decrease in interest-bearing deposits
  with banks ...............................................         99        --
Net decrease in federal funds sold
  and resale agreements ....................................       --       (29,175)
Proceeds from sale of securities:
  Available for sale .......................................         16           1
Proceeds from prepayment and call of securities:
  Available for sale .......................................     24,314       2,164
  Held to maturity .........................................       --         1,398
Proceeds from maturities of securities:
  Available for sale .......................................      8,015       8,100
  Held to maturity .........................................       --           530
Purchase of securities:
  Available for sale .......................................    (28,128)       (536)
  Held to maturity .........................................       --        (3,000)
Net increase in loans ......................................    (53,315)    (10,100)
Purchase and origination of mortgage servicing rights ......     (5,013)       (514)
Proceeds from sale of foreclosed assets ....................      1,326          87
Purchases of premises and equipment ........................     (2,794)     (1,813)
Proceeds from disposal of premises and equipment ...........         51         207
Net cash and cash equivalents inflow
  from acquisitions ........................................       --        37,045
                                                               --------    --------
  Net cash provided by (used in) investing
  activities ...............................................    (55,429)      4,394

Cash flows from financing activities:
Net increase (decrease) in deposits ........................    (12,308)     39,130
Net (decrease) in federal funds purchased
  and repurchase agreements ................................    (31,052)    (41,144)
Net increase (decrease) in other short-term borrowings .....     24,989     (10,236)
Proceeds from issuance of long-term debt ...................     30,000        --
Repayment of long-term debt ................................        (35)        (25)
Proceeds from issuance of common stock .....................        140         144
Dividends paid .............................................     (1,807)     (1,681)
                                                               --------    --------
  Net cash provided by financing activities ................      9,927     (13,812)
                                                               --------    --------
Net increase in cash and cash equivalents ..................    (20,575)     (5,352)
Cash and cash equivalents at beginning of year .............     81,703      80,828
                                                               --------    --------
Cash and cash equivalents at end of year ...................   $ 61,128    $ 75,476
                                                               ========    ========

See accompanying notes to consolidated financial statements


 Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.
     The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries ("the company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1995 annual report to shareholders.

(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:

In thousands ...............................
For the three months ended March 31 ........       1996        1995

Balance beginning of period ................   $ 15,779    $ 12,529
  Provision for loan losses ................      1,221         520
  Loans charged off ........................     (1,121)       (319)
  Recoveries of loans previously charged off        172         150
                                                --------    --------
  Net charge-offs ..........................       (949)       (169)
                                               --------    --------
Balance March 31 ...........................   $ 16,051    $ 12,880
                                               ========    ========

(3) Impaired Loans
     The company's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), was $12,754,000 at March 31, 1996. Of that amount, $11,505,000 represents loans for which an allowance for loan losses, in the amount of $5,100,000, has been established under SFAS 114. The average recorded investment of impaired loans was $12,599,000 and $5,158,000 for the three months ended March 31, 1996 and 1995, respectively. Interest income recognized on impaired loans totaled $14,000 for the three months ended March 31, 1996, and $36,000 for the first quarter of 1995.



Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations
General
     Incorporated in 1981, Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act. The company's principal subsidiaries are:
Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky; and Trans Financial Bank Tennessee, National Association, and Trans Financial Bank, F.S.B., both headquartered in Nashville, Tennessee. Collectively, these three subsidiaries are referred to in this report as "the banks." In addition, Trans Financial Bank, National Association has three operating subsidiaries: Trans Financial Investment Services, Inc., a securities broker/dealer; Trans Financial Mortgage Company, a mortgage banking company; and Trans Travel, Inc., a travel agency.
     The company had total consolidated assets of $1.816 billion on March 31, 1996. Loans totaled $1.311 billion on that date, deposits were $1.432 billion and shareholders' equity was $131 million.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.


Results of Operations
Overview
     For the three months ended March 31, 1996, the company's net income decreased 2%, from $3.8 million, or $0.34 per common share, to $3.7 million, or $0.33 per share, as compared to the first quarter of 1995. Results for the first quarter of 1996 produced an annualized return on average assets of 0.85% and a return on average common equity of 11.49%, compared with returns of 0.95% and 13.54%, respectively, for the comparable period of 1995.

Net Interest Income
     Net interest income totaled $17.5 million in the first three months of 1996, compared with $17.0 million in the comparable 1995 period - a 3% increase. For the first quarter of 1996, net interest margin (net interest income as a percentage of average interest-earning assets) decreased 30 basis points, from 4.68% to 4.38%.
      Approximately $500 million of the company's commercial and consumer loans are tied to the prime rate. Consequently, decreases in the prime lending rate, which began in the third quarter of 1995, had a negative impact on net interest margin, partially mitigated by off-balance sheet interest rate swaps. While rates on earning assets rose during the first half of 1995, increases in the company's funding costs did not keep pace with the increase in loan yields.
     As the prime rate continued to decline in the first quarter of 1996, increases in the company's funding costs, which had lagged behind the increases in loan yields, continued to rise. As a result, the company's net interest spread (the difference between the gross yield on interest-earning assets and the rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. This negative impact was partially offset by increased net interest income due to loan growth.
     The following table shows, for the three months ended March 31, 1996 and 1995, the relationships between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities.


 Average Consolidated Balance Sheets and Net Interest Analysis


 For the Three Months Ended March 31


Dollars in thousands
                                                       1996                            1995
                                       Average                   Average    Average              Average
                                       Balance        Interest     Rate     Balance   Interest     Rate
Assets:
Interest-earning assets:
  Loans, net of unearned income ....  $1,276,598   $   30,001      9.53%  $1,140,559   $26,681     9.49%
  Securities .......................     293,206        4,041      5.59%     313,309     4,590     5.94%
  Mortgage loans held for sale .....      39,431          781      8.03%       6,898       157     9.23%
  Federal funds sold
    and other interest income ......         283            6      8.60%      17,410       245     5.71%
                                      ----------   ----------              ----------  -------
Total interest-earning assets /
  interest income ..................   1,609,518       34,829      8.78%   1,478,176    31,673     8.69%
                                                   ----------                          -------
Non-interest-earning assets:
  Cash and due from banks ..........      66,046                              70,111
  Premises and equipment ...........      42,169                              36,972
  Other assets .....................      56,373                              35,366
                                      ----------                          ----------
Total assets .......................  $1,774,106                          $1,620,625
                                      ==========                          ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand (NOW) ..  $  246,292   $    1,713      2.82%  $  231,449   $ 1,491     2.61%
    Savings deposits ...............     120,550          791      2.66%     136,083       988     2.94%
    Money market accounts ..........      40,853          315      3.13%      49,150       370     3.05%
    Certificates of deposit ........     737,470       10,299      5.66%     693,837     8,748     5.11%
    Other time deposits ............      87,349        1,225      5.69%      87,075     1,053     4.90%
                                      ----------   ----------              ---------    ------
    Total interest-bearing deposits    1,232,514       14,343      4.72%   1,197,594    12,650     4.28%
Federal funds purchased
  and repurchase agreements ........      49,886          592      4.81%      46,633       465     4.04%
Long-term debt and
  and other borrowings .............     153,004        2,350      6.23%      88,946     1,512     6.89%
                                      ----------   ----------              ----------   -------
  Total borrowed funds .............     202,890        2,942      5.88%     135,579     1,977     5.91%
                                      ----------   ----------              ----------   -------
Total interest-bearing liabilities /
  interest expense .................   1,435,404       17,285      4.88%   1,333,173    14,627     4.45%
                                                                                       -------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits ....     190,993                             161,844
  Other liabilities ................      16,902                              11,967
                                       ---------                           ---------
  Total liabilities ................   1,643,299                           1,506,984
Shareholders' equity ...............     130,807                             113,641
                                       --------                            ---------
Total liabilities
  and shareholders' equity .........  $1,774,106                          $1,620,625
                                      ==========                          ==========
Net interest-rate spread ...........                               3.90%                           4.24%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition ........                                .48%                           0.44%


                                                                  -------                         -------
Net interest income /
  margin on interest-earning assets             $   17,544         4.38%               $17,046     4.68%
                                                ==========        =======              =======    =======
Net interest margin is net interest income divided by average interest-earning
assets.   For computational purposes, non-accrual loans are included in interest-earning assets.  Net interest spread is the difference between the average rate of interest earned on interest-earning assets and the average rate of interest expensed on interest-bearing liabilities. Average balances are based on daily balances.

Analysis of Changes in Net Interest Income
     Shown in the following table are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the three months ended March 31, 1996, as compared to the same period in 1995.

 First Quarter 1996 vs. 1995                Increase (decrease)

                                        in interest income and expense

 In thousands                                 due to changes in:
                                       Volume     Rate      Total
Interest-earning assets:
Loans ............................   $ 3,196    $   124    $ 3,320
Securities .......................      (285)      (264)      (549)
Mortgage loans held for sale .....       647        (23)       624
Federal funds sold
  and other interest income ......      (322)        83       (239)
                                     -------    -------    -------
Total interest-earning assets ....     3,236        (80)     3,156

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....        99        123        222
Savings deposits .................      (107)       (90)      (197)
Money market accounts ............       (64)         9        (55)
Certificates of deposit ..........       572        979      1,551
Other time deposits ..............         3        169        172
                                     -------    -------    -------
  Total interest-bearing deposits        503      1,190      1,693
Federal funds purchased
  and repurchase agreements ......        34         93        127
Long-term debt and
  and other borrowings ...........       996       (158)       838
                                     -------    -------    -------
  Total borrowed funds ...........     1,030        (65)       965
                                     -------    -------    -------
Total interest-bearing liabilities     1,533      1,125      2,658
                                     -------    -------    -------
Increase (decrease)
  in net interest income .........   $ 1,703    $(1,205)   $   498
                                     =======    =======    =======

The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.

     The preceding table reflects the general increase in interest rates over the past year. The tables also reflect increased volumes of loans, certificates of deposit, and borrowed funds while nearly all other categories of interest-bearing assets and liabilities have decreased.

Provision for Loan Losses
     The provision for loan losses was $1,221 thousand (0.38% of average loans, on an annualized basis, excluding mortgage loans held for sale) in the first three months of 1996, compared with $520 thousand (0.18% of average loans) in the comparable period of 1995. Net loan charge-offs were $948 thousand (0.30%
of average loans) for the first three months of 1996, compared with $319 thousand(0.11% of average loans) for the first three months of 1995.
     The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. The increased provision provides for overall growth in the loan portfolio and additional risk associated with an increase of $8.4 million in nonperforming loans from a year ago. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this report.

Non-Interest Income
     Non-interest income for the first three months of 1996 increased $2.6 million over the first three months of 1995. This reflects an increase in service charges on deposit accounts of $345 thousand, due in part to the company's repricing of checking and savings products which took effect in April of 1995. The strong growth in the mortgage servicing portfolio during the past year resulted in an increase of $1.8 million of mortgage banking income. An increase in trust and investment services income of $338 thousand, reflecting the company's expanding trust and brokerage services, accounts for most of the remaining improvement in non-interest income.

Non-Interest Expenses
     Non-interest expenses increased $2.6 million for the first three months of 1996, compared to the first three months of 1995. This reflects increased expenses associated with mortgage banking operations($1.1 million), trust and investment services($.6 million) and travel agency services($.2 million). It also reflects an additional $716 thousand for the addition of new distribution channels, which include the Customer Care Center (a state-of-the-art telephone call center which is open twenty-four hours a day, seven days a week and will be the basis for distributing the company's growing array of products) and offices in Louisville, Kentucky and Nashville, Tennessee, and $212 thousand for expanded sales training. These expenses were partially offset by lower deposit insurance premiums and professional fees of $752 thousand. These increases in non-interest expenses reflect the company's continued investment in new technology, product lines, distribution channels and people, to provide enhanced customer service and support future growth.
     The efficiency ratio (non-interest expenses as a percentage of net interest income before provision for loan losses plus non-interest income) for the first quarter of 1996 was 73.1%, versus 71.7% for the same period in 1995.

Income Taxes
     Income tax expense totaled $1.7 million in the first three months of 1996, compared with $1.8 million in the comparable 1995 period.
These represent effective tax rates of 31.3% and 32.5%, respectively.


Balance Sheet Review
Overview
     Assets at March 31, 1996 totaled $1.816 billion, compared with $1.796 billion at December 31, 1995, and $1.655 billion a year ago. Average total assets for the first quarter increased $153 million (9%) over the past year to $1.774 billion. Average interest-earning assets increased $131.3 million to $1.610 billion.

Loans
     Total loans, net of unearned income, averaged $1.277 billion in the first quarter of 1996, excluding mortgage loans held for sale of $39.4 million. For the comparable period in 1995, loans averaged $1.141 million, excluding the $6.9 million of mortgage loans held for sale.
     The company continues to experience strong loan growth. At March 31, 1996, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.311 billion, compared with $1.259 billion at December 31, 1995, and $1.154 billion a year ago. Loans increased at an annualized rate of 16.5% from year-end 1995 to March 31, 1996.


Asset Quality
     With respect to asset quality, management considers three categories of assets to warrant constant scrutiny. These categories include (a) loans which are currently nonperforming, (b) foreclosed real estate, and (c) loans which are currently performing but which management believes require special attention.
     Nonperforming loans, which include nonaccrual loans, accruing loans past due 90 days or more and restructured loans, totaled $16.0 million at March 31, 1996, down $1.3 million from December 31, 1995, and up $8.5 million from the end of the first quarter of 1995. The ratio of nonperforming loans to total loans (net of unearned income) was 1.22% at March 31, 1996, compared with 1.38% at the end of 1995 and 0.65% a year ago. Nonperforming assets, which include nonperforming loans, foreclosed real estate and other foreclosed property, totaled $20.1 million at March 31,1996 as compared to $12.8 million at
March 31, 1995. The ratio of nonperforming assets to total assets increased to 1.11% at March 31, 1996, from 0.77% a year ago.
     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.


 Nonperforming Assets
 Dollars in thousands
                                                                       March 31 December 31  March 31
                                                                          1996       1995       1995


 Nonaccrual loans ..................................................   $12,394    $12,708    $ 5,393
 Accruing loans which are contractually
   past due 90 days or more ........................................     3,548      4,617      2,103
 Restructured loans ................................................        10         14         26
                                                                       -------    -------    -------
   Total nonperforming and restructured loans ......................    15,952     17,339      7,522
 Foreclosed real estate ............................................     3,328      4,329      4,951
 Other foreclosed property .........................................       847        677        305
                                                                       -------    -------    -------
   Total nonperforming and restructured loans and
    foreclosed property ............................................   $20,127    $22,345    $12,778
                                                                       =======    =======    =======

 Nonperforming and restructured loans
  as a percentage of net loans, net of unearned
  income.  .........................................................      1.22%      1.38%      0.65%
 Total nonperforming  and restructured loans and
  foreclosed property  as a percentage of total assets .............      1.11%      1.24%      0.77%


     Three commercial credit relationships account for $11.2 million, or 90%, of the company's nonaccrual loans at March 31, 1996, and 70% of total nonperforming and restructured loans. The largest of these credits is to a manufacturer of metal products used primarily in the automotive industry. Another of these credits is to a specialty apparel manufacturer, and the third is to a company in the coal mining industry. An allowance for loan losses in the amount of $4.8 million has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. The remaining nonaccrual balance consists of various commercial and consumer loans, with no single loan exceeding $750,000. The change in accruing loans past due 90 days or more is principally residential real estate loans.
     Foreclosed real estate at December 31, 1995, includes two properties with an aggregate book value of $1.9 million, or 58% of the outstanding balance. The first property was acquired through foreclosure in 1986, with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. Subsequently, the company dissolved the joint venture and retained title to the property. Several parcels have been sold to date. Based on an appraisal of the property and previous sales experience, management does not anticipate any significant loss to be incurred on disposition. The second property included in foreclosed real estate is a manufacturing facility which was acquired in the fourth quarter of 1995. The property is listed for sale and management does not anticipate any significant loss on the sale of the property. The remaining balance of foreclosed real estate consists of several properties, with no single property exceeding $500,000.
     As of March 31, 1996, the company had $7.2 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At March 31, 1996, the allowance was $16.1 million, up from $15.8 million at December 31, 1995, and $12.9 million at March 31, 1995. The allowance as a percentage of nonperforming loans increased to 101% at March 31, 1996, from 91% at year-end 1995 and 98% at March 31, 1995. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at March 31, 1996, was 1.22%, compared with 1.25% at December 31, 1995, and 1.12% at the end of 1995's first quarter.
     The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluation of their own portfolios as well as by an independent loan review function. Management believes that the allowance for loan losses at March 31, 1996, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.

Securities, Federal Funds Sold and Resale Agreements
     Securities, including those classified as held to maturity and available for sale, decreased from $310 million at March 31, 1995, to $298 million at year-end 1995, and $293 million at March 31, 1996 - the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
     Total deposits averaged $1.424 billion in the first quarter of 1996, an increase of 5% from the comparable 1995 period. Average interest-bearing accounts increased $34.9 million in the first quarter of 1996, compared to the same period in 1995, while average non-interest-bearing accounts increased $29.2 million.
     During the first quarter of 1995, the Company issued $30 million of 24-month brokered certificates of deposit, and purchased $41 million of deposits from Fifth Third Bank of Kentucky, Inc. Excluding these transactions from both periods, average deposits would have grown approximately $37 million from the first quarter of 1995 to the same period in 1996.
     Long-term debt averaged $94.8 million in the first quarter of 1996, an increase of $57.5 million from the first quarter of 1995. In order to support internally-generated growth in the loan portfolio, TFB-KY issued in the fourth quarter of 1995, $20 million of two-year notes and $30 million of three-year notes under a $250 million senior bank note program. The notes issued to date bear interest at fixed rates of 6.32% and 6.48%, respectively, and have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Under these swap agreements, TFB-KY pays interest at the prime rate, and receives a fixed rate of 8.60%. An additional $200 million of bank notes may be issued from time to time under this book-entry program in maturities of from 30 days to 30 years. The remainder of the increase in long-term debt can be attributed to a new long-term Federal Home Loan Bank advance obtained by TFB-KY to assist in funding of loan growth. This advance matures in March 1998 and bears an interest rate of 5.50%.

Capital Resources and Liquidity
     The company's capital ratios at March 31, 1996, December 31, 1995, and March 31, 1995 (calculated in accordance with regulatory guidelines) were as follows:

                                                              March 31,   December 31,  March 31,
                                                                 1996         1995        1995
Tier 1 risk based ........................................         8.51%      8.64%      9.11%
Regulatory minimum .......................................         4.00       4.00       4.00

Total risk based .........................................        11.93      12.15      12.84
Regulatory minimum .......................................         8.00       8.00       8.00

Leverage  ............................................             6.72       6.70       6.79
Regulatory minimum .......................................         3.00       3.00       3.00

     The decrease in these capital ratios over the past year is primarily due to growth in the balance sheet particularly commercial and commercial real estate loans. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at March 31, 1996.
     Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short term borrowing facilities, such as federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and lines of credit. The company's primary investing activities include purchase of securites and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.


Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company manages the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity within established policy guidelines.
     The company's Asset/Liability Committee approves policy guidelines, provides oversight to the asset/liability management process, and monitors and adjusts exposure to interest rates in response to loan and deposit flows.
Asset/liability   activity  is  reviewed  monthly  by  the  company's  board  of directors.
     An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. The simulation model used by the company reflects the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. It combines the various factors affecting rate sensitivity into a two-year earnings outlook that incorporates management's view of the most likely interest rate environment. The model is updated at least monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature of those rates, with a probability assigned to potential future events which might affect those rates.
     Among the factors the model utilizes are rate-of-change differentials, such as federal funds rates versus savings account rates; maturity effects, such as calls on securities; and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels, such as loans and investment securities, and floating-rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined.
     The following illustrates the effects on net interest income of multiple rate environments compared to the rate environment of March 1996 (the "flat" scenario). For example, in the scenario considered "most likely" the company assumed that the federal funds rate and prime rate would be 4.75% and 7.75%, respectively, at the end of March 1997, and would be slightly higher for six of the twelve months from March 31, 1996 to March 31, 1997.


                                                         Flat  Most Likely Rising Declining
Assumptions:
  Prime rate .......................................      8.25%   7.75%    11.25%   5.50%
  Federal funds rate ...............................      5.25%   4.75%     8.20%   3.00%

Increase (decrease) in
  net interest income ..............................         -%  (.30)%    1.64%  (2.52)%

     As of March 31, 1996, management believes the company's balance sheet was in an asset sensitive position, as the repricing characteristics of the asset and liability portfolios were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. It should be noted that the results of the simulation model do not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions, which effectively convert the bank notes and certain certificates of deposit from fixed interest rates to floating rates and certain commercial loans from floating rates to fixed rates. The result is that the asset-sensitive position which is inherent in the balance sheet is largely neutralized.
     The company pays a variable interest rate on each swap and receives a fixed rate. Interest income and expense is accrued over the terms of the agreements. Interest rate swap transactions as of March 31, 1996, are shown below:



Dollars in thousands
                          Notional       Fixed Rate     Floating Rate
                           Amount         (Receiving)     (Paying)          Maturity


                          $20,000             4.38%     5.33% (LIBOR)    May, 1996
                           50,000             9.58%     8.25% (Prime)    August, 1996
                           50,000             9.25%     8.25% (Prime)    November, 1996
                           30,000            10.40%     8.25% (Prime)    January, 1997
                           50,000             8.33%     8.25% (Prime)    June, 1997
                           50,000             8.50%     8.25% (Prime)    July, 1997
                           30,000             8.23%     8.25% (Prime)    March, 1998
                           20,000             8.60%     8.25% (Prime)    October, 1997
                           30,000             8.60%     8.25% (Prime)    October, 1998
                          --------          -------     -----

Total/weighted average   $330,000             8.67%     8.07%
                         =========           ======     =====


     In a higher interest rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from these swap transactions. Conversely, if interest rates decline, these swaps will mitigate the company's exposure to reduced net interest income.
     The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity.

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

Item 4. Submission of Matters to a Vote of  Security Holders
      The registrant's 1996 Annual Meeting of Shareholders was held April 22, 1996. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                         Votes For   Votes Withheld
Wayne Gaunce ........   9,052,302      29,235
Charles A. Hardcastle   9,052,312      29,225
Douglas M. Lester ...   9,051,810      29,727
William B. Van Meter    9,052,312      29,225

     A proposal (Proposal II) to approve the Trans Financial, Inc. Directors Stock Compensation Plan was approved by a majority of the outstanding shares of the registrant's common stock. A total of 8,396,570 shares were voted in favor of the proposal; 553,208 shares were voted against; and 54,228 shares abstained (including broker non-votes).
     The total number of shares of common stock outstanding as of March 1, 1996, the record date of the Annual Meeting of Shareholders, was 11,293,948.

Item 5.  Other Information
     No information is required to be filed for this item.

Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
       The exhibits listed on the Exhibit Index on page 19 of this Form 10-Q are filed as a part of this report.

   (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Trans Financial, Inc.
                                                           (Registrant)

                                               Principal Executive Officer:

Date: May 14, 1996                                    /s/ Douglas M. Lester
      ------------                                    ---------------------
                                                          Douglas M. Lester
                                                Chairman of the Board, President
                                                     and Chief Executive Officer


                                               Principal Financial Officer:
      May 14, 1996                                    /s/ Edward R. Matthews
      ------------                                   ----------------------
                                                          Edward R. Matthews
                                                       Chief Financial Officer

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

  4(f) Subordinated Note dated as of September 16, 1993, by Trans Financial, Inc.. is incorporated by reference to Exhibit 1 to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

10(a) Trans Financial, Inc. 1987 Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the registrant (File No. 33-43046).*

10(b) Trans Financial, Inc. 1990 Stock Option Plan is incorporated by reference to Exhibit 10(d) of the registrant's Report on Form 10-K for the year ended December 31, 1990.*

10(c) Trans Financial, Inc. 1992 Stock Option Plan is incorporated by reference to Exhibit 28 of the registrant's Report on Form 10-Q for the quarter ended March 31, 1992.*

10(d) Trans Financial, Inc. 1994 Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 18, 1994, for the April 25, 1994 Annual Meeting of Shareholders.*

10(e) Employment Agreement between Douglas M. Lester and Trans Financial, Inc. is incorporated by reference to Exhibit
           10(e) of the registrant's Report on Form 10-K for the year ended December 31, 1995.*

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

10(h) Trans Financial, Inc.. Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to Registration Statement on Form S-3 of the registrant dated May 15, 1991 (File No. 33-40606).


10(i) Warrant dated as of February 13, 1992 between Morgan Keegan & Company, Inc. and Trans Financial, Inc. incorporated by reference to Exhibit 10(m) of Registration Statement on Form S-2 of the registrant (File No. 33-45483).

10(j) Loan Agreement dated as of July 6, 1993 between First Tennessee Bank National Association and Trans Financial, Inc. is incorporated by reference to Exhibit 10(p) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

10(k) Distribution Agreement dated September 28, 1995 between the registrant, Trans Financial Bank, N.A. and Donaldson, Lufkin & Jenrette Securities Corporation is incorporated by reference to
           Exhibit 10(a) of the registrant's report on Form 10-Q for the nine months ended September 30, 1995.

10(l) Fiscal and Paying Agency Agreement dated September 28, 1995 between Trans Financial Bank, N.A. and First Fidelity Bank, N.A. is incorporated by reference to Exhibit 10(b) of the registrant's report on Form 10-Q for the nine months ended September 30, 1995.

10(m) 1995 Executive Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 9, 1995, for the April 24, 1995, Annual Meeting of Shareholders.*

10(n)      1996 Directors Stock Compensation Plan dated April 22, 1996*....22-25

11         Statement Regarding Computation of Per Share Earnings..............21

27         Financial Data Schedule(for SEC use only)..........................--

* Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.