Form 10-K/A
period 1995-12-31
TRANS FINANCIAL INC
filed 1996-07-15
CIK 704469

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

Securities registered pursuant to Section 12(b)of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                                (Title of Class)
                         Preferred Stock Purchase Rights
                                (Title of Class)

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

The number of shares outstanding of the issuer's class of common stock on March 26, 1996: 11,301,796 shares.

Document Incorporated By Reference
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1996 are incorporated by reference into
Part III of this report.

The amended Exhibit Index is on page 3. This filing contains 29 pages (including this facing sheet).

The registrant's Annual Report on Form 10-K is hereby amended to include as an exhibit the Annual Report on Form 11-K of the Trans Financial, Inc., Savings Investment Plan, which was not available at the time of the initial filing of the registrant's Form 10-K. Item 14 of Part IV is amended to read in its entirety as follows:



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (a) (1) Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick LLP, as set forth in Part II,
           Item 8 of this report is report is incorporated herein by reference.
       (2) Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
       (3) List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 3 and 4 of this Form 10-K/A is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K/A pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

   (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the fourth quarter of 1995.

   (c) Exhibits
       The exhibits listed on the Exhibit Index on pages 3 and 4 of this Form 10-K/A are filed as a part of this report.

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

                                                            Date: July 15, 1996

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

   4(c) Subordinated Note dated as of September 16, 1993, by Trans Financial, Inc.is incorporated by reference to Exhibit 1 to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

   10(a) Trans Financial, Inc. 1987 Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the registrant (File No. 33-43046).*

   10(b) Trans Financial, Inc. 1990 Stock Option Plan is incorporated by reference to Exhibit 10(d) of the registrant's Report on Form 10-K for the year ended December 31, 1990.*

   10(c) Trans Financial, Inc.1992 Stock Option Plan is incorporated by reference to Exhibit 28 of the registrant's Report on Form 10-Q for the quarter ended March 31, 1992.*

   10(d) Trans Financial, Inc. 1994 Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 18, 1994, for the April 25, 1994 Annual Meeting of Shareholders.*

   10(e)   Employment Agreement between Douglas M. Lester and Trans Financial,
           Inc................................................................**

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

                                                                   Sequentially
                                                                 Numbered Pages
   10(i) Warrant dated as of February 13, 1992 between Morgan Keegan & Company, Inc. and Trans Financial, Inc. incorporated by reference to
           Exhibit 10(m)of Registration Statement on Form S-2 of the registrant (File No. 33-45483).

   10(j) Loan Agreement dated as of July 6, 1993 between First Tennessee Bank National Association and Trans Financial, Inc.is incorporated by reference to Exhibit 10(p) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

   10(k) Distribution Agreement dated September 28, 1995 between Registrant, Trans Financial Bank, N.A. and Donaldson, Lufkin & Jenrette Securities Corporation is incorporated by reference to Exhibit 10(a) of the registrant's report on Form 10-Q for the quarter ended September 30,1995.

    10(l) Fiscal and Paying Agency Agreement dated September 28, 1995 between Trans Financial Bank, N.A. and First Fidelity Bank, N.A. is incorporated by reference to Exhibit 10(b)of the registrant's report on Form 10-Q for the quarter ended September 30, 1995.

    10(m) 1995 Executive Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 9, 1995, for the April 24, 1995, Annual Meeting of Shareholders.*

   11      Statement of Computation of Per Share Earnings.....................**

   21      List of Subsidiaries of the Registrant.............................**
   23      Consent of Independent Auditors....................................**
   23(a)   Consent of Independent Auditors.....................................5

   99      Annual Report on Form 11-K for the Trans Financial, Inc., Savings
           Investment Plan................................................. 6-29

* Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.
** Previously filed.