Form 10-Q
period 1996-06-30
TRANS FINANCIAL INC
filed 1996-08-14
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the quarter ended June 30, 1996              Commission File Number 0-13030
                      -------------                                     -------



                              TRANS FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)



            Kentucky                                      61-1048868
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)


500 East Main Street, Bowling Green, Kentucky                           42101
     (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (502) 781-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on August 7, 1996: 11,312,855 shares.


The Exhibit Index is on page 20. This filing contains 22 pages (including this facing sheet).

Part I - Financial Information





Item 1. Financial Statements


 Consolidated Balance Sheets

 (Unaudited)
In thousands, except share data .........

                                                June 30    December 31        June 30
                                                   1996           1995           1995
Assets
Cash and due from banks .................   $    56,902    $    81,703    $    66,446
Interest-bearing deposits with banks ....            98            197            197
Federal funds sold and
   resale agreements ....................          --             --           11,775
Mortgage loans held for sale ............        42,001         45,751         21,824
Securities available for sale (amortized
   cost of $290,696 as of June 30, 1996;
   $298,798 as of December 31, 1995;
   and $232,088 as of June 30, 1995) ....       287,481        298,222        227,435
Securities held to maturity (market
   value of $83,503 as of June 30, 1995)           --             --           83,359
Loans, net of unearned income ...........     1,363,137      1,259,071      1,193,338
Less allowance for loan losses ..........        16,344         15,779         13,429
                                            -----------    -----------    -----------
   Net loans ............................     1,346,793      1,243,292      1,179,909
Premises and equipment, net .............        39,795         41,458         37,622
Mortgage servicing rights ...............        41,425         28,284          9,140
Other assets ............................        52,201         56,742         41,754
                                            ===========    ===========    ===========
   Total assets .........................   $ 1,866,696    $ 1,795,649    $ 1,679,461
                                            ===========    ===========    ===========

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing .................   $   226,807    $   206,725    $   183,940
   Interest bearing .....................     1,280,526      1,237,758      1,235,939
                                            -----------    -----------    -----------
   Total deposits .......................     1,507,333      1,444,483      1,419,879
Federal funds purchased and
   repurchase agreements ................        29,530         75,594         49,382
Other short-term borrowings .............        45,000         45,014         38,024
Long-term debt ..........................       141,179         86,605         36,991
Other liabilities .......................        19,971         14,186         13,141
                                            -----------    -----------    -----------
   Total liabilities ....................     1,743,013      1,665,882      1,557,417
Shareholders' equity:
   Common stock, no par value. Authorized
      50,000,000 shares; issued and
      outstanding 11,312,500; 11,293,291;
      and 11,244,793 shares, respectively        21,211         21,175         21,084
   Additional paid-in capital ...........        44,108         43,872         43,227
   Retained earnings ....................        63,089         68,152         64,136
   Unrealized net loss on
      securities available for sale,
      net of tax ........................        (2,073)          (403)        (3,023)
   Employee Stock Ownership Plan shares
      purchased with debt ...............        (2,652)        (3,029)        (3,380)
                                            -----------    -----------    -----------
   Total shareholders' equity ...........       123,683        129,767        122,044
                                            -----------    -----------    -----------
   Total liabilities
     and shareholders' equity ...........   $ 1,866,696    $ 1,795,649    $ 1,679,461
                                            ===========    ===========    ===========

 See accompanying notes to consolidated financial statements.



 Consolidated Statements of Income

 (Unaudited)
 In thousands, except per share data


                                              Three Months          Six Months

 For the periods ended June 30                1996       1995       1996       1995

 Interest income
  Loans, including fees ...............   $ 30,905    $28,148   $ 60,906    $54,829
  Federal funds sold and resale
    agreements ........................         48        312         50        553
  Securities available for sale .......      4,129      3,193      8,170      6,498
  Securities held to maturity .........       --        1,293       --        2,578
  Mortgage loans held for sale ........      1,128        285      1,909        442
  Interest-bearing deposits with banks           5          5          9          9
                                          --------    -------   --------    -------
  Total interest income ...............     36,215     33,236     71,044     64,909
Interest expense
  Deposits ............................     14,668     14,317     29,011     26,970
  Federal funds purchased
    and repurchase agreements .........        428        392      1,020        857
  Long-term debt and other
    borrowings ........................      2,844      1,330      5,194      2,842
                                          --------    -------   --------    -------
  Total interest expense ..............     17,940     16,039     35,225     30,669
                                          --------    -------   --------    -------
Net interest income ...................     18,275     17,197     35,819     34,240
  Provision for loan losses ...........      8,421        780      9,642      1,300
                                          --------    -------   --------    -------
Net interest income after
  provision for loan losses ...........      9,854     16,417     26,177     32,940
Non-interest income
  Service charges on deposit accounts .      2,419      2,254      4,655      4,145
  Mortgage banking income .............      2,331      1,171      4,984      2,033
  Losses on sales of securities
    available for sale, net ...........        (21)      --           (6)      --
  Gain on sale of mortgage servicing ..       --        1,687       --        1,687
  Trust services ......................        441        332        902        650
  Brokerage income ....................        667        412      1,328        878
  Other ...............................      1,467      1,069      2,676      2,192
                                          --------    -------   --------    -------
  Total non-interest income ...........      7,304      6,925     14,539     11,585
Non-interest expenses
  Compensation and benefits ...........     10,910      7,470     20,143     14,693
  Net occupancy expense ...............      1,734      1,200      2,938      2,288
  Furniture and equipment expense .....      2,172      1,523      3,839      3,006
  Deposit insurance ...................        267        777        511      1,539
  Professional fees ...................      1,219        789      1,915      1,719
  Postage, printing & supplies ........      1,153      1,003      2,130      1,833
  Communications ......................        615        417      1,184        790
  Other ...............................      6,695      4,006     10,224      6,880
                                          --------    -------   --------    -------
  Total non-interest expenses .........     24,765     17,185     42,884     32,748
                                          --------    -------   --------    -------
Income (loss) before income taxes .....     (7,607)     6,157     (2,168)    11,777
Income tax expense (benefit) ...........    (2,424)     2,038       (721)     3,863
                                                                --------    -------
                                          ========    =======   ========    =======
Net income (loss) .....................   $ (5,183)   $ 4,119   $ (1,447)   $ 7,914
                                          ========    =======   ========    =======
Primary earnings (loss) per share .....   $  (0.45)   $  0.36   $  (0.13)   $  0.70
                                          ========    =======   ========    =======

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands
 For the six months ended June 30            1996         1995

Balance January 1 ...................   $ 129,767    $ 111,632
  Net income(loss) ..................      (1,447)       7,914
  Issuance of common stock ..........         272          496
  Cash dividends declared
    on common stock .................      (3,616)      (3,366)
  Change in unrealized gain (loss) on
    securities available for sale,
    net of taxes ....................      (1,670)       5,050
  ESOP debt reduction ...............         377          318
                                        =========    =========
Balance June 30 .....................   $ 123,683    $ 122,044
                                        =========    =========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
 (Unaudited)
 In thousands
 For the six months ended June 30                              1996        1995

 Cash flows from operating activities:
Net income(loss) .....................................    $  (1,447)   $  7,914
Adjustments to reconcile net income or loss to cash
  provided by operating activities:
    Provision for loan losses .........................       9,642       1,300
    Deferred tax expense ..............................        (281)       (722)
    Loss on sale of securities available for sale .....           6        --
    Loss (gain) on sale of mortgage loans held for sale      (1,797)         21
    Gain on sale of premises and equipment ..........           (60)       (174)
    Writedown of premises and equipment ...............         593        --
    Gain on sale of mortgage servicing rights .........        --        (1,687)
    Depreciation and amortization of fixed assets .....       3,447       2,689
    Amortization of intangible assets .................         687         649
    Amortization of premium on securities
      and loans, net ..................................         586         679
    Amortization of mortgage servicing rights .........       2,407         941
Increase in accrued interest receivable .............          (844)       (434)
Decrease in other assets .............................        7,153       2,651
Increase in accrued interest payable .................          326       2,528
Increase (decrease) in other liabilities ..............       3,777      (3,228)
Sale of mortgage loans held for sale ..................     171,529      28,553
Originations of mortgage loans held for sale ..........    (165,982)    (43,857)
                                                           --------     --------
  Net cash provided by (used in) operating activities .      29,742      (2,177)

Cash flows from investing activities:
Net decrease in interest-bearing deposits
  with banks ..........................................          99        --
Net decrease in federal funds sold
  and resale agreements ...............................        --       (11,775)
Proceeds from sale of securities:
  Available for sale ..................................       5,118        --
Proceeds from prepayment and call of securities:
  Available for sale ..................................      28,028       4,935
  Held to maturity ....................................        --         2,479
Proceeds from maturities of securities:
  Available for sale ..................................      12,195      16,800
  Held to maturity ....................................        --         1,745
Purchase of securities:
  Available for sale ..................................     (37,747)    (12,249)
  Held to maturity ....................................        --        (3,000)
Net increase in loans .................................    (114,009)    (49,848)
Purchase and origination of mortgage servicing rights .     (12,981)     (1,078)
Proceeds from sale of foreclosed assets ...............       1,326         276
Purchases of premises and equipment ...................      (5,296)     (3,803)
Proceeds from disposal of premises and equipment ......         345         644
Net cash and cash equivalents inflow
  from acquisitions ...................................        --        37,479
                                                           --------     --------
  Net cash used in investing activities ...............    (122,922)    (17,395)

Cash flows from financing activities:
Net increase in deposits ..............................      62,850      43,265
Net decrease in federal funds purchased
  and repurchase agreements ...........................     (46,064)    (25,171)
Net decrease in other short-term borrowings .........           (14)    (10,009)
Proceeds from issuance of long-term debt ..............      55,000        --
Repayment of long-term debt ...........................         (49)        (25)
Proceeds from issuance of common stock ................         272         496
Dividends paid ........................................      (3,616)     (3,366)
                                                           --------     --------
  Net cash provided by financing activities ...........      68,379       5,190
                                                            --------    --------
Net increase in cash and cash equivalents .............     (24,801)    (14,382)
Cash and cash equivalents at beginning of year ........      81,703      80,828
                                                           --------     --------
Cash and cash equivalents at end of year ..............   $  56,902    $ 66,446
                                                          =========    ========

 See accompanying notes to consolidated financial statements.

 Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
     The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries (the "company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1995 annual report on Form 10-K.
     In the opinion of management, all adjustments considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:

 In thousands
 For the periods ended June 30
                                                     Three Months             Six Months
                                                   1996        1995        1996        1995
Balance beginning of period ................   $ 16,051    $ 12,880    $ 15,779    $ 12,529
  Provision for loan losses ................      8,421         780       9,642       1,300

  Loans charged off ........................     (8,398)       (313)     (9,519)       (632)
  Recoveries of loans previously charged off        270          82         442         232
                                                --------    --------    --------    --------
  Net charge-offs ..........................     (8,128)       (231)     (9,077)       (400)
                                                --------    --------    --------    --------


Balance June 30 ............................   $ 16,344    $ 13,429    $ 16,344    $ 13,429
                                                ========    ========   ========    ========

(3) Impaired Loans
     The company's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), was $6,534,000 at June 30, 1996. Of that amount, $2,101,000 represents loans for which an allowance for loan losses, in the amount of $759,000, has been established under SFAS 114. The average recorded investment of impaired loans was $9,644,000 and $6,986,000 for the three months ended June 30, 1996 and 1995, respectively, and $11,122,000 and $5,810,000 for the six months ended June 30, 1996 and 1995, respectively. Interest income recognized on impaired loans totaled $1,000 for the three months ended June 30, 1996, and $15,000 for the six-month period ended June 30, 1996.

(4) Second Quarter Initiatives
     In conjunction with a change in senior management during the second quarter of 1996, the company began implementing a plan under which certain corporate activities are being discontinued. The plan calls for the company to exit the venture capital and human resources consulting businesses; to sell the corporate aircraft; to close the company's Louisville, Kentucky office; to close the mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee; to consolidate office space in Nashville, Tennessee and Bowling Green, Kentucky; and to realize additional cost savings in the company's retail delivery system. The plan is scheduled to be fully implemented by the beginning of the fourth quarter of 1996.
     Costs recognized in the second quarter of 1996 which are associated with this plan include severance and related payroll taxes and benefits, writedowns of fixed assets expected to be sold or abandoned, legal and accounting fees associated with discontinuing certain activities and various other costs associated with the disposition of assets. The classification of these costs in the consolidated statement of income is shown below (in thousands):
     Compensation and benefits                                       $1,798
     Net occupancy expense                                              475
     Furniture and equipment expense                                    325
     Professional fees                                                  340
     Other                                                            2,869
                                                                      -----
     Total costs associated with the plan                            $5,807



Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
General
     Incorporated in 1981, Trans Financial, Inc. (the "company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act. The company's principal subsidiaries are:
Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky; and Trans Financial Bank Tennessee, National Association, and Trans Financial Bank, F.S.B., both headquartered in Nashville, Tennessee. Collectively, these three subsidiaries are referred to in this report as the "banks." In addition, Trans Financial Bank, National Association has three operating subsidiaries: Trans Financial Investment Services, Inc., a securities broker/dealer; Trans Financial Mortgage Company, a mortgage banking company; and Trans Travel, Inc., a travel agency.
     The company had total consolidated assets of $1.867 billion on June 30, 1996. Loans totaled $1.363 billion on that date, deposits were $1.507 billion and shareholders' equity was $124 million.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.


Results of Operations
Overview
     For the six months ended June 30, 1996, the company recorded a loss of $1.4 million, or $0.13 per common share, compared to net income of $7.9 million, or $0.70 per common share, in the same period of 1995. The loss reflects pre-tax charges totaling $5.8 million related to the company's commitment to refocus on its core financial services business, reduce expenses and exit from less profitable business lines. The company also increased its provision for loan losses by $7.2 million over the first quarter, after taking partial charge-offs totaling $7.0 million on three non-performing loans. Results for the first six months of 1996 produced an annualized return on average assets of (0.16)% and a return on average common equity of (2.21)%, compared with returns of 0.98% and 13.62%, respectively, for the comparable period of 1995.
     The company recorded a net loss of $5.2 million, or $0.45 per common share, for the second quarter of 1996, including the impact of the previously-mentioned charges and the increase in the provision for loan losses. The company recorded net income of $4.1 million, or $0.36 per common share, for the second quarter of 1995. Return on average assets for the second quarter of 1996 was (1.13)% and the return on average common equity was (15.78)%, compared with returns of 1.00% and 13.68%, respectively, for the second quarter of 1995.

Net Interest Income
     Net interest income totaled $35.8 million in the first six months of 1996, compared with $34.2 million in the comparable 1995 period - a 4.7% increase. For the first six months of 1996, net interest margin (net interest income as a percentage of average interest-earning assets) decreased 23 basis points, from 4.62% to 4.39%.
      Approximately $500 million of the company's commercial and consumer loans are tied to the prime rate. Consequently, decreases in the prime lending rate, which began in the third quarter of 1995, had a negative impact on net interest margin during the first six months of 1996, partially mitigated by off-balance sheet interest rate swaps. During the comparable period of 1995, rates on earning assets rose, and increases in the company's funding costs did not keep pace with the increase in loan yields.
     As the decline in the prime rate stabilized in the first six months of 1996, increases in the company's funding costs, which had lagged behind the increases in loan yields, continued to rise. As a result, the company's net interest spread (the difference between the gross yield on interest-earning assets and the rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. This negative impact was partially offset by increased net interest income due to loan growth.
     The following tables show, for the six- and three-month periods ended June 30, 1996 and 1995, the relationships between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities.



 Average Consolidated Balance Sheets
 and Net Interest Analysis
 For the six months ended June 30
 Dollars in thousands

                                                         1996                                  1995
                                           Average                    Average      Average                 Average
                                           Balance     Interest        Rate        Balance   Interest       Rate
 Assets:
 Interest-earning assets:
  Loans, net of unearned income ....   $1,302,625      $ 60,906       9.40%     $1,156,785    $54,829      9.53%
  Securities .......................      293,940         8,170       5.59%        310,199      9,076      5.88%
  Mortgage loans held for sale .....       43,801         1,909       8.76%          9,963        442      8.92%
  Federal funds sold
    and other interest income ......        1,867            59       6.36%         19,091        562      5.92%
                                        ---------    ----------                  ---------     -------    -------
Total interest-earning assets /
  interest income ..................    1,642,233        71,044       8.70%      1,496,038     64,909      8.73%
                                                         ------                                ------
Non-interest-earning assets:
  Cash and due from banks ..........       62,392                                  65,797
  Premises and equipment ...........       42,692                                  37,357
  Other assets .....................       60,240                                  36,701
                                        ---------                                ---------
Total assets .......................   $1,807,557                               $1,635,893
                                       ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand (NOW) ..  $   185,411      $  2,635       2.86%     $  230,906    $ 3,036      2.64%
    Savings deposits ...............      117,692         1,552       2.65%        135,130      1,963      2.92%
    Money market accounts ..........       98,893         1,481       3.01%         47,638        742      3.13%
    Certificates of deposit ........      756,147        20,909       5.56%        715,782     18,962      5.33%
    Other time deposits ............       86,925         2,434       5.63%         88,328      2,267      5.16%
                                         --------    ----------                  ---------     ------
    Total interest-bearing deposits     1,245,068        29,011       4.69       1,217,784     26,970      4.45%
Federal funds purchased
  and repurchase agreements ........       43,485         1,020       4.72%         42,041        857      4.10%
Long-term debt and
  and other borrowings .............      170,262         5,194       6.13%         82,031      2,842      6.97%
                                                                                  --------     ------
  Total borrowed funds .............      213,747         6,214       5.85%        124,072      3,699      6.00%
                                         --------     ---------                  ---------     ------
Total interest-bearing liabilities /
  interest expense .................    1,458,815        35,225       4.86%      1,341,856     30,669      4.60%
                                                         -------                               ------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits ....      198,338                                  164,367
  Other liabilities ................       18,969                                   12,457
                                          -------                                ---------
  Total liabilities ................    1,676,122                                1,518,680
Shareholders' equity ...............      131,435                                  117,213
                                        ---------                                ---------
Total liabilities
  and shareholders' equity .........   $1,807,557                               $1,635,893
                                        =========                                =========
Net interest-rate spread ...........                                  3.84%                                4.13%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition ........                                  0.55%                                0.47%
                                                                     ------                                ----
Net interest income /
  margin on interest-earning assets                    $ 35,819       4.39%                   $34,240      4.60%
                                                         ======      ======                   =======      ====

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

 Average Consolidated Balance Sheets and Net Interest Analysis

 For the three months ended June 30
 Dollars in thousands

                                                         1996                                   1995
                                         Average                     Average      Average                  Average
                                         Balance       Interest       Rate        Balance     Interest      Rate
 Assets:
 Interest-earning assets:
  Loans, net of unearned income ....   $1,328,652    $   30,905       9.36%     $1,172,831    $28,148      9.65%
  Securities .......................      294,674         4,129       5.64%        307,123      4,486      5.87%
  Mortgage loans held for sale .....       48,171         1,128       9.42%         12,994        285      8.82%
  Federal funds sold
    and other interest income ......        3,451            53       6.18%         20,754        317      6.14%
                                        ---------    ----------                   --------    -------
Total interest-earning assets /
  interest income ..................    1,674,948        36,215       8.70%      1,513,702     33,236      8.83%
                                                        -------                                ------
Non-interest-earning assets:
  Cash and due from banks ..........       58,738                                   61,530
  Premises and equipment ...........       43,215                                   37,738
  Other assets .....................       64,107                                   38,021
                                        ---------                                 --------
Total assets .......................   $1,841,008                               $1,650,991
                                        =========                                =========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand (NOW) ..   $  124,530    $      922       2.98%     $  230,369    $ 1,542      2.69%
    Savings deposits ...............      114,834           761       2.67%        134,187        975      2.92%
    Money market accounts ..........      156,933         1,166       2.99%         46,143        372      3.24%
    Certificates of deposit ........      774,824        10,610       5.51%        737,486     10,214      5.57%
    Other time deposits ............       86,501         1,209       5.62%         89,567      1,214      5.45%
                                        ---------    ----------                  ---------     ------
    Total interest-bearing deposits     1,257,622        14,668       4.69%      1,237,752     14,317      4.65%
Federal funds purchased
  and repurchase agreements ........       37,084           428       4.64%         37,499        392      4.20%
Long-term debt and
  and other borrowings .............      187,520         2,844       6.10%         75,192      1,330      7.11%
                                         --------         -----                 ----------     ------
  Total borrowed funds .............      224,604         3,272       5.86%        112,691      1,722      6.15%
                                         --------    ----------                    -------     ------
Total interest-bearing liabilities /
  interest expense .................    1,482,226        17,940       4.87%      1,350,443     16,039      4.78%
                                                        -------                                ------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits ....      205,683                                  166,862
  Other liabilities ................       21,036                                   12,930
                                          -------                                  -------
  Total liabilities ................    1,708,945                                1,530,235
Shareholders' equity ...............      132,063                                  120,756
                                        ---------                               ----------
Total liabilities
  and shareholders' equity .........   $1,841,008                               $1,650,991
                                        =========                                =========
Net interest-rate spread ...........                                  3.83%                                4.05%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition ........                                  0.56%                                0.52%
                                                                     -------                               -----
Net interest income /
  margin on interest-earning assets                  $   18,275       4.39%                   $17,197      4.57%
                                                        =======       ======                   =======     ====

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

Analysis of Changes in Net Interest Income
     Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the six- and three-month periods ended June 30, 1996, as compared to the same periods in 1995.

 Six Months 1996 vs. 1995                   Increase (decrease)
                                     in interest income and expense
 In thousands                               due to changes in:
                                     Volume      Rate     Total
 Interest-earning assets:
Loans ............................  $ 6,828   $  (751)  $ 6,077
Securities .......................     (464)     (442)     (906)
Mortgage loans held for sale .....    1,475        (8)    1,467
Federal funds sold
  and other interest income ......     (541)       38      (503)
                                    -------   -------   -------
Total interest-earning assets ....    7,298    (1,163)    6,135

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....     (632)      231      (401)
Savings deposits .................     (240)     (171)     (411)
Money market accounts ............      769       (30)      739
Certificates of deposit ..........    1,096       851     1,947
Other time deposits ..............      (36)      203       167
                                    -------   -------   -------
  Total interest-bearing deposits       957     1,084     2,041
Federal funds purchased
  and repurchase agreements ......       30       133       163
Long-term debt and
  and other borrowings ...........    2,728      (376)    2,352
                                    -------   -------   -------
  Total borrowed funds ...........    2,758      (243)    2,515
                                    -------   -------   -------
Total interest-bearing liabilities    3,715       841     4,556
                                    -------   -------   -------
Increase (decrease)
  in net interest income .........  $ 3,583   $(2,004)  $ 1,579
                                    =======   =======   =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.

 Second Quarter 1996 vs. 1995              Increase (decrease)
                                   in interest income and expense
 In thousands                                due to changes in:

                                      Volume     Rate     Total
 Interest-earning assets:
Loans ............................  $ 3,646   $  (889)  $ 2,757
Securities .......................     (178)     (179)     (357)
Mortgage loans held for sale .....      822        21       843
Federal funds sold
  and other interest income ......     (266)        2      (264)
                                    -------   -------   -------
Total interest-earning assets ....    4,024    (1,045)    2,979

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....     (770)      150      (620)
Savings deposits .................     (133)      (81)     (214)
Money market accounts ............      825       (31)      794
Certificates of deposit ..........      512      (116)      396
Other time deposits ..............      (42)       37        (5)
                                    -------   -------   -------
  Total interest-bearing deposits       392       (41)      351
Federal funds purchased
  and repurchase agreements ......       (4)       40        36
Long-term debt and
  and other borrowings ...........    1,728      (214)    1,514
                                    -------   -------   -------
  Total borrowed funds ...........    1,724      (174)    1,550
                                    -------   -------   -------
Total interest-bearing liabilities    2,116      (215)    1,901
                                    -------   -------   -------
Increase (decrease)
  in net interest income .........  $ 1,908   $  (830)  $ 1,078
                                    =======   =======   =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.

      The preceding tables reflect the general increase in interest rates on deposit liabilities over the past year. The tables also reflect increased volumes of loans, certificates of deposit, and borrowed funds.

Provision for Loan Losses
     The provision for loan losses was $9,642 thousand (1.49% of average loans, on an annualized basis, excluding mortgage loans held for sale) for the first six months of 1996, compared with $1,300 thousand (0.23% of average loans) for the comparable period of 1995. Net loan charge-offs were $9,077 thousand (1.40% of average loans) for the first six months of 1996, compared with $400 thousand (0.07% of average loans) for the first six months of 1995.
     For the second quarter of 1996, the provision for loan losses was $8,421 thousand (2.55% of average loans, on an annualized basis, excluding mortgage loans held for sale), compared with $780 thousand (0.27% of average loans) in the comparable period of 1995. Net loan charge-offs were $8,128 thousand (2.46% of average loans) for the second quarter of 1996, compared to $231 thousand (0.08% of average loans) for the second quarter of 1995. The company increased its provision for loan losses by $7.2 million over the first quarter of 1996, after taking partial charge-offs totaling $7.0 million on three non-performing loans during the second quarter of 1996.
     The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. The increased provision also provides for overall growth in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this report.

Non-Interest Income
     Non-interest income for the first six months of 1996 increased $3.0 million over the first six months of 1995. The second quarter of 1995, however, included a $1.7 million pre-tax gain from the sale of mortgage servicing rights.
Excluding this gain from the first six months of 1995, non-interest income increased $4.7 million. This reflects an increase in service charges on deposit accounts of $510 thousand, due in part to the company's repricing of checking and savings products which took effect in April of 1995. The strong growth in the mortgage servicing portfolio during the past year resulted in an increase of $1.4 million of mortgage banking income. An increase in trust and investment services income of $702 thousand, reflecting the company's expanding trust and brokerage services, accounts for most of the remaining improvement in non-interest income.
     Comparing the second quarter of 1996 to the comparable period of 1995, non-interest income increased $380 thousand. Excluding the aforementioned gain from the second quarter of 1995, however, non-interest income increased $2.1 million. This reflects a $1.2 million improvement in mortgage banking income and a $364 thousand increase in trust and investment income.

Non-Interest Expenses
     Non-interest expenses increased $10.1 million for the first six months of 1996, compared to the first six months of 1995, and includes $5.8 million of the previously noted charges. These charges represent $1.8 million of severance expense, $500 thousand of occupancy expense and $325 thousand of furniture and equipment expense associated with closing offices, $340 thousand of professional fees for services associated with discontinuing certain activities, $1.0 million associated with consolidating operational offices, $600 thousand from the sale of the corporate jet, and approximately $1.2 million in other associated costs and the disposition of related assets. These charges taken during the second quarter of 1996 provide for the cost of exiting several initiatives entered in recent years which were outside the company's core financial services or which have generated disappointing financial results. These initiatives include human resources consulting and venture capital. Also included in the charges are expenses associated with closing the Louisville, Kentucky office; mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee; and consolidation of operations in Nashville, Tennessee and Bowling Green, Kentucky. Severance expense was also recognized related to changes designed to reduce costs in the retail delivery system and investment management. The company sold its corporate jet, with the cost of its disposition included in second quarter expenses.
     The efficiency ratio (non-interest expenses as a percentage of net interest income before provision for loan losses plus non-interest income) for the second quarter of 1996 was 96.8%, versus 71.2% for the same period in 1995. Excluding the previously noted charges of $5.8 million, the efficiency ratio for the second quarter of 1996 would have been 74.2%.

Income Taxes
     Income tax benefits totaled $721 thousand for the first six months of 1996, compared with expense of $3.9 million in the comparable 1995 period. These represent effective tax rates of 33.3% and 32.8%, respectively. For the second quarter of 1996, income tax credits totaled $2.4 million, versus expense of $2.0 million in the second quarter of 1995, reflecting effective tax rates of 31.9% and 33.1%, respectively.


Balance Sheet Review
Overview
     Assets at June 30, 1996 totaled $1.867 billion, compared with $1.796 billion at December 31, 1995, and $1.679 billion a year ago. Average total assets for the second quarter increased $190 million (12%) over the past year to $1.841 billion. Average interest-earning assets increased $161.2 million to $1.675 billion.

Loans
     The company continues to experience strong loan growth. Total loans, net of unearned income, averaged $1.329 billion in the second quarter of 1996, excluding mortgage loans held for sale of $48.2 million. For the comparable period in 1995, loans averaged $1.173 billion, excluding the $13.0 million of mortgage loans held for sale.
     At June 30, 1996, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.363 billion, compared with $1.259 billion at December 31, 1995, and $1.193 billion a year ago. Loans increased at an annualized rate of 16.6% from year-end 1995 to June 30, 1996.

Asset Quality
     Nonperforming loans, which include nonaccrual loans, accruing loans past due 90 days or more and restructured loans, totaled $11.1 million at June 30, 1996, down $6.2 million from December 31, 1995, and down $1.6 million from the end of the second quarter of 1995. The decline from December 31, 1995, was primarily due to the partial charge-off of three loans which had been placed on nonaccrual status during 1995. The ratio of nonperforming loans to total loans (net of unearned income) was 0.81% at June 30, 1996, compared with 1.38% at the end of 1995 and 1.06% a year ago. Nonperforming assets, which include nonperforming loans, foreclosed real estate and other foreclosed property, totaled $14.7 million at June 30,1996 as compared to $17.3 million at June 30, 1995. The ratio of nonperforming assets to total assets decreased to 0.79% at June 30, 1996, from 1.03% a year ago.
     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.


 Nonperforming Assets
 Dollars in thousands
                                                        June 30   March 31  December 31   June 30
                                                           1996       1996         1995      1995
Nonaccrual loans .....................................   $ 5,570    $12,394    $12,708    $10,032
Accruing loans which are contractually
  past due 90 days or more ...........................     5,517      3,548      4,617      2,609
Restructured loans ...................................         6         10         14         22
                                                         -------    -------    -------    -------
  Total nonperforming and restructured loans .........    11,093     15,952     17,339     12,663
Foreclosed real estate ...............................     3,342      3,328      4,329      4,367
Other foreclosed property ............................       303        847        677        307
                                                         -------    -------    -------    -------
  Total nonperforming and restructured loans and
foreclosed property ..................................   $14,738    $20,127    $22,345    $17,337
                                                         =======    =======    =======    =======

Nonperforming and restructured loans
  as a percentage of net loans, net of unearned income      0.81%      1.22%      1.38%     1.06%
Total nonperforming and restructured loans and
 foreclosed property as a percentage of total assets .      0.79%      1.11%      1.24%     1.03%

     Three commercial credit relationships account for $4.1 million, or 73%, of the company's nonaccrual loans at June 30, 1996, and 37% of total nonperforming and restructured loans. An allowance for loan losses in the amount of $584 thousand has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. The remaining nonaccrual balance consists of various commercial and consumer loans, with no single loan exceeding $400,000. The change in accruing loans past due 90 days or more is principally residential real estate loans.
     Foreclosed real estate at June 30, 1996, includes two properties with an aggregate book value of $1.8 million, or 53% of the outstanding balance. The first property was acquired through foreclosure in 1986, with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. Subsequently, the company dissolved the joint venture and retained title to the property. Several parcels have been sold to date. Based on an appraisal of the property and previous sales experience, management does not anticipate any significant loss to be incurred on disposition. The second property included in foreclosed real estate is a manufacturing facility which was acquired in the fourth quarter of 1995. The property is listed for sale and management does not anticipate any significant loss on the sale of the property. The remaining balance of foreclosed real estate consists of several properties, with no single property exceeding $250,000.
     As of June 30, 1996, the company had $9.0 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At June 30, 1996, the allowance was $16.3 million, up from $15.8 million at December 31, 1995, and $13.4 million at June 30, 1995. The allowance as a percentage of nonperforming loans increased to 147% at June 30, 1996, from 91% at year-end 1995 and 106% at June 30, 1995. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at June 30, 1996, was 1.20%, compared with 1.25% at December 31, 1995, and 1.13% at the end of 1995's second quarter.
     The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations and the size of the loan portfolio. The potential loss situations are identified by account officers' evaluation of their own portfolios as well as by an independent loan review function. Management believes that the allowance for loan losses at June 30, 1996, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.

Securities, Federal Funds Sold and Resale Agreements
     Securities, including those classified as held to maturity and available for sale, decreased from $311 million at June 30, 1995, to $298 million at year-end 1995, and $287 million at June 30, 1996 - the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
     Total deposits averaged $1.463 billion in the second quarter of 1996, an increase of $59 million, or 4%, from the comparable 1995 period. Average interest-bearing accounts increased $19.9 million in the second quarter of 1996, compared to the same period in 1995, while average non-interest-bearing accounts increased $38.8 million.
     During the second quarter of 1996, the company issued $20 million of two-year, $25 million of three-year, and $10 million of four-year brokered certificates of deposit. Excluding these transactions, average interest-bearing accounts would have decreased approximately $13 million from the second quarter of 1995 to the same period in 1996.
     Long-term debt totaled $141 million at June 30, 1996, an increase of $104 million from June 30, 1995. In order to support internally-generated growth in the loan portfolio, TFB-KY issued in the end of the fourth quarter of 1995 $20 million of two-year notes and $30 million of three-year notes, and in the second quarter of 1996 $25 million of four-year notes, under a $250 million senior bank note program. The notes issued to date bear interest at fixed rates of 6.32%, 6.48%, and 7.13%, respectively, The first two issues have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Under these swap agreements, TFB-KY pays interest at the prime rate, and receives a fixed rate of 8.60%. An additional $175 million of bank notes may be issued from time to time under this book-entry program in maturities varying from 30 days to 30 years. The remainder of the increase in long-term debt can be attributed to a long-term Federal Home Loan Bank advance obtained by TFB-KY in the first quarter of 1996 to assist in funding of loan growth. This $30 million advance matures in March 1998 and bears an interest rate of 5.50%.

Capital Resources and Liquidity
     The company's capital ratios at June 30, 1996, December 31, 1995, and June 30, 1995 (calculated in accordance with regulatory guidelines) were as follows:

                            June 30,  December 31,  June 30,
                               1996      1995        1995
Tier 1 risk based .....         7.72%     8.64%     9.05%
     Regulatory minimum         4.00      4.00      4.00
Total risk based ......        10.99     12.15     12.70
     Regulatory minimum         8.00      8.00      8.00
Leverage  .........             6.24      6.70      6.87
     Regulatory minimum         3.00      3.00      3.00

     The decrease in these capital ratios during the first six months of 1996 is primarily due to the loss associated with the $5.8 million in charges and the increased loan loss provision, both taken during the second quarter of 1996 and discussed earlier. The decrease prior to the second quarter of 1996 is primarily due to growth in the balance sheet, particularly commercial and commercial real estate loans. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at June 30, 1996.
     Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short term borrowing facilities, such as federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and lines of credit. The company's primary investing activities include purchase of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company manages the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity within established policy guidelines.
     The company's Asset/Liability Committee (ALCO) approves policy guidelines, provides oversight to the asset/liability management process, and monitors and adjusts exposure to interest rates in response to loan and deposit flows. ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements. Asset/liability activity is reviewed monthly by the company's board of directors.
     An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. The simulation model used by the company reflects the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. It combines the various factors affecting rate sensitivity into a two-year earnings outlook that incorporates management's view of the most likely interest rate environment. The model is updated monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic, or random, view of net interest income can be obtained once probabilities have been assigned to those key rates.
     Among the factors the model utilizes are rate-of-change differentials, such as federal funds rates versus savings account rates; maturity effects, such as calls on securities; and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels, such as loans and investment securities, and floating-rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans. These, and certain other effects, are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined.
     By forecasting a most likely rate environment the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. As of June 30, 1996, the company's most likely rate environment assumed the federal funds rate and prime lending rate at 5.25% and 8.25%, respectively, rising to 5.75% and 8.75%, respectively, by April of 1997. The company's most recent projection of pre-tax earnings at risk, as a percentage of the next twelve months projected net interest income under this most likely interest rate scenario, is approximately +1.5% for a high rate scenario, and -0.6% for a lower interest rate scenario. As of June 30, 1996, management believes the company's balance sheet was in an asset sensitive position, as the repricing characteristics of the assets and liability portfolios were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. It should be noted that the results of the simulation model do not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     A second interest rate sensitivity tool is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer term view of interest rate risk, capturing predominantly all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using Monte Carlo rate simulation techniques. The company utilizes this tool as another component of interest rate risk management to supplement the results achieved through net interest income simulations.
     To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions, which effectively convert the bank notes and certain certificates of deposit from fixed interest rates to floating rates and certain commercial loans from floating rates to fixed rates. The result is that the asset-sensitive position which is inherent in the balance sheet is largely neutralized.



 Dollars in thousands
                                     Notional           Fixed Rate    Floating Rate
                                      Amount           (Receiving)      (Paying)                  Maturity
                                  ---------------     -------------  ---------------          ---------------
                                        $ 50,000          9.58%           8.25% (Prime)         August, 1996
                                          50,000          9.25%           8.25% (Prime)       November, 1996
                                          30,000         10.40%           8.25% (Prime)        January, 1997
                                          50,000          8.33%           8.25% (Prime)           June, 1997
                                          50,000          8.50%           8.25% (Prime)           July, 1997
                                          30,000          8.23%           8.25% (Prime)          March, 1998
                                          20,000          8.60%           8.25% (Prime)        October, 1997
                                          30,000          8.60%           8.25% (Prime)        October, 1998
                                  ---------------
 Total / weighted average               $310,000          8.94%           8.25%                    May, 1997
                                  ===============


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


This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate);
competition for the company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates; unforeseen material adverse changes in the liquidity, results of operations, or financial condition of the company's customers; delays in, customer reactions to, and other unforeseen complications with respect to, the implementation of the cost containment measures; and other risks detailed in the company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the company.

                           Part II - Other Information

Item 1. Legal Proceedings
     On August 12, 1996, Douglas M. Lester, the company's former chairman, president and chief executive officer, filed suit individually and purportedly on behalf of the shareholders of the company in Warren Circuit Court, Bowling Green, Kentucky against the company and four of its directors, Frank Mastrapasqua, C.Cecil Martin, James D. Scott, and William B. Van Meter. Mr. Lester claims that the company wrongfully terminated him on June 4, 1996. Mr. Lester claims that the four named directors breached their fiduciary duties to the company and also alleges fraud, breach of contract, interference with contractual relations and invasion of privacy. Mr. Lester seeks, among other things, $1,000,000 in compensatory damages, the value of certain stock options, and punitive damages. Management believes that the litigation will not have a material adverse effect upon the consolidated financial position of the company and intends to vigorously defend the action.

Items 2 through 5.
     No information is required to be filed for these items.

Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
       The exhibits listed on the Exhibit Index on pages 20 and 21 of this Form 10-Q are filed as a part of this report.

   (b) Reports on Form 8-K
       During the quarter ended June 30, 1996, the registrant filed a Current Report on Form 8-K dated June 4, 1996. This Current Report on Form 8-K included Item 5. Other Events which reported certain executive management changes. No financial statements were filed as a part of the report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Trans Financial, Inc.
                                                       (Registrant)


                                                  Principal Executive Officer:

Date: August 14, 1996                                /s/ Vince A. Berta
      ---------------                                ------------------
                                                      Vince A. Berta
                                                      Acting President and
                                                      Chief Executive Officer


                                                  Principal Financial Officer:


Date:  August 14, 1996                              /s/ Edward R. Matthews
       ---------------                              ----------------------
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

  4(f) Subordinated Note dated as of September 16, 1993, by Trans Financial, Inc. is incorporated by reference to Exhibit 1 to Registration Statement on Form S-2 of the registrant (File No. 33-67686).

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

10(h) Trans Financial, Inc. Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to Registration Statement on Form S-3 of the registrant dated June 14, 1996 (File No. 333-06089).

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

10(m) 1995 Executive Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 9, 1995, for the April 24, 1995, Annual Meeting of Shareholders.*

10(n) 1996 Directors Stock Compensation Plan* is incorporated by reference to Exhibit 10(n) to the registrant's report on Form 10-Q for the three months ended March 31, 1996.

11         Statement Regarding Computation of Per Share Earnings.............22

27         Financial Data Schedule(for SEC use only).........................--

* Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.