Form 10-Q
period 1996-09-30
TRANS FINANCIAL INC
filed 1996-11-15
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    Form 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

For the quarter ended September 30, 1996          Commission File Number 0-13030
                       -----------------                                 -------



                              TRANS FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

 Kentucky                                                  61-1048868
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


500 East Main Street, Bowling Green, Kentucky                 42101
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: (502) 781-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required tofile such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on November 14, 1996: 11,366,015 shares.


The Exhibit Index is on page 20. This filing contains 21 pages (including this facing sheet).

                         Part I - Financial Information




Item 1. Financial Statements

 Consolidated Balance Sheets
 (Unaudited)

 In thousands, except share data                September 30   December 31   September 30
                                                      1996         1995           1995
 Assets
Cash and due from banks ......................  $    75,506   $    81,703   $    68,751
Interest-bearing deposits with banks .........           98           197           197
Federal funds sold and
   resale agreements .........................         --            --             575
Mortgage loans held for sale .................       46,853        46,311        30,993
Securities available for sale (amortized
   cost of $290,274 as of September 30, 1996;
   $298,798 as of December 31, 1995;
   and $212,236 as of  September  30, 1995) ..      288,538       298,222       209,357
Securities held to maturity (market
   value of $80,116 as of  September 30, 1995)         --            --          78,478
Loans, net of unearned income ................    1,407,464     1,258,511     1,236,676
Less allowance for loan losses ...............       17,166        15,779        13,659
                                                -----------   -----------   -----------
   Net loans .................................    1,390,298     1,242,732     1,223,017
Premises and equipment, net ..................       36,799        41,458        38,600
Mortgage servicing rights ....................       41,347        28,284        28,143
Other assets .................................       47,436        56,742        37,039
                                                ===========   ===========   ===========
   Total assets ..............................  $ 1,926,875   $ 1,795,649   $ 1,715,150
                                                ===========   ===========   ===========

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing ......................  $   226,031   $   206,725   $   171,788
   Interest bearing ..........................    1,292,952     1,237,758     1,240,421
                                                -----------   -----------   -----------
   Total deposits ............................    1,518,983     1,444,483     1,412,209
Federal funds purchased and
   repurchase agreements .....................       62,621        75,594        76,429
Other short-term borrowings ..................       55,000        45,014        38,019
Long-term debt ...............................      141,053        86,605        36,891
Other liabilities ............................       23,174        14,186        24,873
                                                -----------   -----------   -----------
   Total liabilities .........................    1,800,831     1,665,882     1,588,421
Shareholders' equity:
   Common stock, no par value. Authorized
      50,000,000 shares; issued and
      outstanding 11,318,770; 11,293,291;
      and 11,284,604 shares, respectively ....       21,222        21,175        21,154
   Additional paid-in capital ................       44,209        43,872        43,754
   Retained earnings .........................       64,293        68,152        66,988
   Unrealized net loss on
      securities available for sale,
      net of tax .............................       (1,129)         (403)       (1,887)
   Employee Stock Ownership Plan shares
      purchased with debt ....................       (2,551)       (3,029)       (3,280)
                                                -----------   -----------   -----------
   Total shareholders' equity ................      126,044       129,767       126,729
                                                -----------   -----------   -----------
   Total liabilities
     and shareholders' equity ................  $ 1,926,875   $ 1,795,649   $ 1,715,150
                                                ===========   ===========   ===========

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Income

 (Unaudited)
 In thousands, except per share data        Three Months          Nine Months

 For the periods ended September 30        1996      1995       1996      1995

 Interest income
  Loans, including fees ...............  $32,761  $ 29,197   $ 93,667  $ 84,026
  Federal funds sold and resale
    agreements ........................        2       177         52       730
  Securities available for sale .......    4,176     3,083     12,346     9,581
  Securities held to maturity .........     --       1,234       --       3,812
  Mortgage loans held for sale ........      954       527      2,863       969
  Interest-bearing deposits with banks         3         4         12        13
                                         -------  --------   --------  --------
  Total interest income ...............   37,896    34,222    108,940    99,131
Interest expense
  Deposits ............................   15,148    14,839     44,159    41,809
  Federal funds purchased
    and repurchase agreements .........      364       522      1,384     1,379
  Long-term debt and other
    borrowings ........................    3,114     1,325      8,308     4,167
                                         -------  --------   --------  --------
  Total interest expense ..............   18,626    16,686     53,851    47,355
                                         -------  --------   --------  --------
Net interest income ...................   19,270    17,536     55,089    51,776
  Provision for loan losses ...........    1,621       780     11,263     2,080
                                         -------  --------   --------  --------
Net interest income after
  provision for loan losses ...........   17,649    16,756     43,826    49,696
Non-interest income
  Service charges on deposit accounts .    2,435     2,127      7,090     6,272
  Mortgage banking income .............    2,626     1,658      7,610     3,691
  Gains (losses) on sales of securities
    available for sale, net ...........       26       (21)        20       (21)
  Gain on sale of mortgage servicing ..     --        --         --       1,687
  Trust services ......................      508       329      1,410       979
  Brokerage income ....................      455       438      1,783     1,316
  Other ...............................    1,344     1,233      4,020     3,425
                                         -------  --------   --------  --------
  Total non-interest income ...........    7,394     5,764     21,933    17,349
Non-interest expenses
  Compensation and benefits ...........    9,034     7,891     29,177    22,584
  Net occupancy expense ...............    1,119     1,266      4,057     3,554
  Furniture and equipment expense .....    1,509     1,529      5,348     4,535
  Deposit insurance ...................    2,941       215      3,452     1,754
  Professional fees ...................      576       685      2,492     2,404
  Postage, printing & supplies ........      970       826      3,100     2,659
  Communications ......................      689       365      1,873     1,155
  Other ...............................    3,634     3,024     13,857     9,904
                                         -------  --------   --------  --------
  Total non-interest expenses .........   20,472    15,801     63,356    48,549
                                         -------  --------   --------  --------
Income before income taxes ............    4,571     6,719      2,403    18,496
Income tax expense ....................    1,557     2,175        836     6,038
                                         --------  --------  --------  --------

Net income ............................  $ 3,014  $  4,544   $  1,567  $ 12,458
                                         =======  ========   ========  ========
Primary earnings per share ............  $  0.26  $   0.40   $   0.14  $   1.10
                                         =======  ========   ========  ========
Fully-diluted earnings per share ......  $  0.26  $   0.40   $   0.14  $   1.09
                                         =======  ========   ========  ========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands
 For the nine months ended September 30    1996       1995

Balance January 1 ...................  $ 129,767   $ 111,632
  Net income ........................      1,567      12,458
  Issuance of common stock ..........        384       1,093
  Cash dividends declared
    on common stock .................     (5,426)     (5,059)
  Change in unrealized gain (loss) on
    securities available for sale,
    net of taxes ....................       (726)      6,186
  ESOP debt reduction ...............        478         419
                                       =========   =========
Balance September 30 ................  $ 126,044   $ 126,729
                                       =========   =========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Cash Flows
 (Unaudited)
 In thousands
 For the nine months ended September 30                       1996       1995

Cash flows from operating activities:
Net income/(loss) ......................................  $   1,567   $ 12,458
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses ..........................     11,263      2,080
    Deferred tax expense ...............................       (281)    (1,447)
    Loss (gain) on sale of securities available for sale        (20)        21
    Loss (gain) on sale of mortgage loans held for sale      (1,797)      (935)
    (Gain) on sale of premises and equipment ...........       (105)      (174)
     Writedown of premises and equipment ...............        593       --
    Gain on sale of mortgage servicing rights ..........       --       (1,687)
    Depreciation and amortization of fixed assets ......      4,702      4,061
    Amortization of intangible assets ..................        687      1,009
    Amortization of premium on securities
      and loans, net ...................................        797      1,004
    Amortization of mortgage servicing rights ..........      3,834      1,679
(Increase) in accrued interest receivable ..............       (844)    (1,209)
Decrease  in other assets ..............................     11,918      6,480
Increase  in accrued interest payable ..................        326      2,328
Increase (decrease) in other liabilities ...............      6,445      8,065
Sale of mortgage loans held for sale ...................    266,242     76,694
Originations of mortgage loans held for sale ...........   (265,547)   (99,849)
                                                          ---------   --------
  Net cash provided by (used in) operating activities ..     39,780     10,578

Cash flows from investing activities:
Net decrease in interest-bearing deposits
  with banks ...........................................         99       --
Net decrease in federal funds sold
  and resale agreements ................................       --         (575)
Proceeds from sale of securities:
  Available for sale ...................................      8,898     17,524
  Held to maturity .....................................       --        2,568
Proceeds from prepayment and call of securities:
  Available for sale ...................................     35,520     10,359
  Held to maturity .....................................       --        3,798
Proceeds from maturities of securities:
  Available for sale ...................................     45,377     23,757
  Held to maturity .....................................       --        2,585
Purchase of securities:
  Available for sale ...................................    (81,964)   (22,493)
  Held to maturity .....................................       --       (3,000)
Net increase in loans ..................................   (159,135)   (94,109)
Purchase and origination of mortgage servicing rights ..    (14,330)   (21,107)
Proceeds from sale of mortgage servicing rights ........       --        2,180
Proceeds from sale of foreclosed assets ................      1,326        422
Purchases of premises and equipment ....................     (6,684)    (6,153)
Proceeds from disposal of premises and equipment .......      3,519        644
Net cash and cash equivalents inflow
  from acquisitions ....................................       --       37,479
                                                          ---------   --------
  Net cash used in investing activities ................   (167,374)   (46,121)

Cash flows from financing activities:
Net increase in deposits ...............................     74,500     35,595
Net (decrease) in federal funds purchased
  and repurchase agreements ............................    (12,973)     1,876
Net increase(decrease) in other short-term borrowings .       9,986    (10,014)
Proceeds from issuance of long-term debt ...............     55,000       --
Repayment of long-term debt ............................        (74)       (25)
Proceeds from issuance of common stock .................        384      1,093
Dividends paid .........................................     (5,426)    (5,059)
                                                          ---------   --------
  Net cash provided by financing activities ............    121,397     23,466
                                                          ---------   --------
Net decrease in cash and cash equivalents ..............     (6,197)   (12,077)
Cash and cash equivalents at beginning of year .........     81,703     80,828
                                                          ---------   --------
Cash and cash equivalents at end of year ...............  $  75,506   $ 68,751
                                                          =========   ========

 See accompanying notes to consolidated financial statements.

 Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
     The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries (the "company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1995 annual report on Form 10-K.
     In the opinion of management, all adjustments (consisting of only normal recurring accruals except those listed in Note 4 below) considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:

 In thousands                                      Three Months           Nine Months
 For the periods ended September 30              1996       1995       1996      1995

Balance beginning of period ................  $ 16,344   $ 13,429   $ 15,779   $ 12,529
  Provision for loan losses ................     1,621        780     11,263      2,080
  Loans charged off ........................      (961)      (681)   (10,480)    (1,313)
  Recoveries of loans previously charged off       162        131        604        363
                                              --------   --------   --------   --------
  Net charge-offs ..........................      (799)      (550)    (9,876)      (950)
                                              --------   --------   --------   --------

Balance September 30 .......................  $ 17,166   $ 13,659   $ 17,166   $ 13,659
                                                ======     ======     ======     ======

(3) Impaired Loans
     The company's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), was $6,663,000 at September 30, 1996. Of that amount, $3,226,000 represents loans for which an allowance for loan losses, in the amount of $1,404,000, has been established under SFAS 114. The average recorded investment of impaired loans was $6,580,000 and $8,518,000 for the three months ended September 30, 1996 and 1995, respectively, and $9,608,000 and $6,713,000 for the nine months ended September 30, 1996 and 1995, respectively. Interest income recognized on impaired loans totaled $32,000 for the three months ended September 30, 1996, and $84,000 for the nine-month period ended September 30, 1996.

(4) Second Quarter Initiatives
     In conjunction with a change in senior management during the second quarter of 1996, the company began implementing a plan under which certain corporate activities are being discontinued. The plan calls for the company to exit the venture capital, human resources consulting and travel businesses; to sell the corporate aircraft; to close the company's Louisville, Kentucky office; to close the mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee; and to realize additional cost savings in the company's retail delivery system. In addition, the plan calls for the company to consolidate office space in Nashville, Tennessee and Bowling Green, Kentucky.
     Costs recognized in the second quarter of 1996 which are associated with this plan include severance and related payroll taxes and benefits, writedowns of fixed assets expected to be sold or abandoned, legal and accounting fees associated with discontinuing certain activities and various other costs associated with the disposition of assets. The classification of these costs in the consolidated statement of income is shown below (in thousands):
 Compensation and benefits                                             $1,798
 Net occupancy expense                                                    475
 Furniture and equipment expense                                          325
 Professional fees                                                        340
 Other                                                                  2,869
                                                                        -----
 Total costs associated with the plan
(recognized in the second quarter of 1996)                             $5,807



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
     Incorporated in 1981, Trans  Financial,  Inc. (the "company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act. The company's principal subsidiaries are:
Trans Financial Bank, National Association, headquartered in Bowling Green, Kentucky; and Trans Financial Bank Tennessee, National Association, and Trans Financial Bank, F.S.B., both headquartered in Nashville, Tennessee. Collectively, these three subsidiaries are referred to in this report as the "banks." In addition, Trans Financial Bank, National Association has two operating subsidiaries: Trans Financial Investment Services, Inc., a securities broker/dealer; and Trans Financial Mortgage Company, a mortgage banking company.
     The company had total consolidated assets of $1.927 billion on September 30, 1996. Loans totaled $1.407 billion on that date, deposits were $1.519 billion and shareholders' equity was $126 million.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.


Results of Operations
Overview
     For the nine months  ended  September  30, 1996,  the company  recorded net income of $1.6 million, or $0.14 per common share, compared to net income of $12.5 million, or $1.10 per common share, in the same period of 1995. Results for the first nine months of 1996 reflect pre-tax charges totaling $5.8 million related to the company's commitment to refocus on its core financial services business, reduce expenses and exit from less profitable business lines, taken in the second quarter of 1996, and a pre-tax charge of $2.7 million resulting from recently enacted legislation designed to recapitalize the Savings Association Insurance Fund (SAIF), taken during the third quarter of 1996. The company also increased its year-to-date 1996 provision for loan losses by $9.2 million compared to the same period in 1995, after taking partial charge-offs totaling $7.0 million on three non-performing loans in the second quarter of 1996. Results for the first nine months of 1996 produced an annualized return on average assets of 0.11% and a return on average common equity of 1.62%, compared with returns of 1.01% and 13.95%, respectively, for the comparable period of 1995.
     For the third quarter of 1996, net income decreased to $3.0 million, or $0.26 per common share, from $4.5 million, or $0.40 per common share, as compared to the third quarter of 1995. Excluding the special SAIF assessment of $2.7 million from the third quarter of 1996, and the previously reported refund of $585 thousand associated with the over-capitalization of the Bank Insurance Fund (BIF) in the third quarter of 1995, earnings would have increased $623 thousand, or $0.06 per common share, in the third quarter of 1996 compared to the third quarter of 1995. Return on average assets for the third quarter of 1996 was 0.64% and the return on average common equity was 9.52%, compared with returns of 1.07% and 14.58%, respectively, for the third quarter of 1995. Excluding the special SAIF assessment and the BIF refund from each period, return on average assets would have increased from 0.98% to 1.01%, and the return on average common equity from 13.33% to 15.10%, for the third quarters of 1995 and 1996, respectively.

Net Interest Income
     Net interest income on a tax-equivalent basis totaled $56.3 million in the first nine months of 1996, compared with $53.1 million in the comparable 1995 period - a 6.0% increase. For the first nine months of 1996, net interest margin (net interest income as a percentage of average interest-earning assets) on a tax-equivalent basis decreased 19 basis points, from 4.70% to 4.51%.
     Approximately $550 million of the company's commercial and consumer loans are tied to the prime rate. Decreases in the prime lending rate, which began in the third quarter of 1995, had a negative impact on net interest margin during the first nine months of 1996, compared to the same period in 1995. As the prime rate stabilized in February 1996, increases in the company's funding costs, which had lagged behind the increases in loan yields, continued to rise. As a result, the company's net interest spread (the difference between the gross yield on interest-earning assets and the rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. This negative impact was partially offset by increased net interest income due to loan growth.
     The following tables show, for the nine- and three-month periods ended September 30, 1996 and 1995, the relationship between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities. They also reflect the general increase in interest rates on total interest-bearing liabilities over the past year, and increased volumes of loans, certificates of deposit, and borrowed funds.



 Average Consolidated Balance Sheets and Net Interest Analysis

 For the nine months ended September 30
 Dollars in thousands

                                                         1996                           1995
                                           Average             Average     Average                  Average
                                           Balance   Interest    Rate      Balance     Interest      Rate
 Assets:
 Interest-earning assets:
  Loans, net of unearned income ....  $1,320,882  $   94,012*     9.51%   $1,172,796   $ 84,488*     9.63%

  Securities .......................     294,210      13,259*     6.02%      306,209     14,293*     6.24%

  Mortgage loans held for sale .....      52,446       2,863      7.29%       14,564        969      8.90%
  Federal funds sold
    and other interest income ......       1,324          64      6.46%       16,803        743      5.91%
                                     ------------   ----------             ----------  ----------
Total interest-earning assets /
  interest income ..................   1,668,862     110,198      8.82%    1,510,372    100,493      8.90%
                                                    --------                            -------
Non-interest-earning assets:
  Cash and due from banks ..........      59,451                              63,874
  Premises and equipment ...........      40,871                              37,659
  Other assets .....................      64,059                              38,614
                                     ------------                         -----------
Total assets .......................  $1,833,243                          $1,650,519
                                     ============                         ===========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand (NOW) ..  $  133,840       2,878      2.87%     $231,383      4,626      2.67%
    Savings deposits ...............     115,334       2,303      2.67%      133,800      2,917      2.91%
    Money market accounts ..........     152,042       3,503      3.08%       47,292      1,124      3.18%
    Certificates of deposit ........     770,385      31,863      5.52%      725,912     29,620      5.46%
    Other time deposits ............      86,399       3,612      5.58%       88,653      3,522      5.31%
                                     ------------   ----------              ---------    -------
    Total interest-bearing deposits    1,258,000      44,159      4.69%    1,227,040     41,809      4.56%
Federal funds purchased
  and repurchase agreements ........      40,293       1,384      4.59%       44,465      1,379      4.15%
Long-term debt and
  and other borrowings .............     178,632       8,308      6.21%       79,664      4,167      6.99%
                                     -------------   --------               --------     ------
  Total borrowed funds .............     218,925       9,692      5.91%      124,129      5,546      5.97%
                                     -------------   --------               --------     ------
Total interest-bearing liabilities /
  interest expense .................   1,476,925      53,851      4.87%    1,351,169     47,355      4.69%
                                     -------------    ------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits ....     207,120                             165,522
  Other liabilities ................      19,620                              14,435
                                        --------                           ---------
  Total liabilities ................   1,703,665                           1,531,126
Shareholders' equity ...............     129,578                             119,393
                                       ---------                          ----------
Total liabilities
  and shareholders' equity .........  $1,833,243                          $1,650,519
                                      ==========                          ==========
Net interest-rate spread ...........                              3.95%                              4.21%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition ........                              0.56%                              0.49%
                                                               --------                              ----
Net interest income /
  margin on interest-earning assets               $   56,347      4.51%              $   53,138      4.70%
                                                 =============   =======             ==========      ====

 *Includes tax-equivalent interest

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



 Average Consolidated Balance Sheets and Net Interest Analysis

 For the three months ended September 30
 Dollars in thousands

                                                               1996                                        1995
                                           Average                         Average       Average                          Average
                                           Balance           Interest        Rate        Balance         Interest           Rate
 Assets:
 Interest-earning assets:
   Loans, net of unearned income           $1,377,739          $32,907  *     9.50%      $1,203,501          $29,343  *       9.70%
   Securities                                 294,744            4,488  *     6.06%         298,359            4,629  *       6.17%
   Mortgage loans held for sale                48,808              954        7.78%          24,411              527          8.59%
   Federal funds sold
     and other interest income                    250                5        7.96%          12,302              181          5.85%
                                        --------------     ------------               --------------  ---------------
 Total interest-earning assets /
   interest income                          1,721,541           38,354        8.86%       1,538,573           34,680          8.97%
                                                           ------------                               ---------------
 Non-interest-earning assets:
   Cash and due from banks                     53,633                                        60,091
   Premises and equipment                      37,269                                        38,253
   Other assets                                71,614                                        42,379
                                        ==============                                ==============
 Total assets                              $1,884,057                                    $1,679,296
                                        ==============                                ==============
 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand (NOW)            $31,819              243        3.04%        $232,321            1,590          2.72%
     Savings deposits                         110,669              751        2.70%         131,183              954          2.89%
     Money market accounts                    257,185            2,022        3.13%          46,611              382          3.26%
     Certificates of deposit                  798,551           10,954        5.46%         745,842           10,658          5.68%
     Other time deposits                       85,358            1,178        5.49%          89,292            1,255          5.59%
                                        --------------     ------------               --------------  ---------------
     Total interest-bearing deposits        1,283,582           15,148        4.69%       1,245,249           14,839          4.74%
 Federal funds purchased
   and repurchase agreements                   33,978              364        4.26%          49,234              522          4.22%
 Long-term debt and
   and other borrowings                       195,190            3,114        6.35%          75,007            1,325          7.03%
                                        --------------     ------------               --------------  ---------------
   Total borrowed funds                       229,168            3,478        6.04%         124,241            1,847          5.91%
                                        --------------     ------------               --------------  ---------------
 Total interest-bearing liabilities /
   interest expense                         1,512,750           18,626        4.90%       1,369,490           16,686          4.85%
                                                           ------------                               ---------------
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits              224,493                                       167,794
   Other liabilities                           20,907                                        18,330
                                        --------------                                --------------
   Total liabilities                        1,758,150                                     1,555,614
 Shareholders' equity                         125,907                                       123,682
                                        --------------                                --------------
 Total liabilities
   and shareholders' equity                $1,884,057                                    $1,679,296
                                        ==============                                ==============
 Net interest-rate spread                                                     3.96%                                           4.12%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                                  0.60%                                           0.53%
                                                                           ---------                                     -----------
 Net interest income /
   margin on interest-earning assets                           $19,728        4.56%                          $17,994          4.65%
                                                           ============    =========                  ===============    ===========

 *Includes tax-equivalent interest

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

Analysis of Changes in Net Interest Income
     Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the nine- and three-month periods ended September 30, 1996, as compared to the same periods in 1995.

 Nine Months 1996 vs. 1995                    Increase (decrease)

                                         in interest income and expense

 In thousands                                 due to changes in:

                                      Volume      Rate     Total
 Interest-earning assets:
Loans ............................  $ 10,551   $(1,027)  $ 9,524
Securities .......................      (550)     (484)   (1,034)
Mortgage loans held for sale .....     2,097      (203)    1,894
Federal funds sold
  and other interest income ......      (742)       63      (679)
                                    --------   -------   -------
Total interest-earning assets ....    11,356    (1,651)    9,705

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....    (2,075)      327    (1,748)
Savings deposits .................      (382)     (232)     (614)
Money market accounts ............     2,414       (35)    2,379
Certificates of deposit ..........     1,835       408     2,243
Other time deposits ..............       (91)      181        90
                                    --------   -------   -------
  Total interest-bearing deposits      1,701       649     2,350
Federal funds purchased
  and repurchase agreements ......      (136)      141         5
Long-term debt and
  and other borrowings ...........     4,650      (509)    4,141
                                    --------   -------   -------
  Total borrowed funds ...........     4,514      (368)    4,146
                                    --------   -------   -------
Total interest-bearing liabilities     6,215       281     6,496
                                    --------   -------   -------
Increase (decrease)
  in net interest income .........  $  5,141   $(1,932)  $ 3,209
                                    ========   =======   =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.

 Third Quarter 1996 vs. 1995             Increase (decrease)

                                   in interest income and expense

 In thousands                             due to changes in:

                                     Volume    Rate     Total
 Interest-earning assets:
Loans ............................  $ 4,172   $(608)  $ 3,565
Securities .......................      (56)    (85)     (141)
Mortgage loans held for sale .....      481     (54)      427
Federal funds sold
  and other interest income ......     (224)     48      (176)
                                    -------   -----   -------
Total interest-earning assets ....    4,373    (699)    3,675

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....   (1,512)    165    (1,347)
Savings deposits .................     (142)    (61)     (203)
Money market accounts ............    1,656     (16)    1,640
Certificates of deposit ..........      734    (438)      296
Other time deposits ..............      (55)    (22)      (77)
                                    -------   -----   -------
  Total interest-bearing deposits       681    (372)      309
Federal funds purchased
  and repurchase agreements ......     (163)      5      (158)
Long-term debt and
  and other borrowings ...........    1,930    (140)    1,790
                                    -------   -----   -------
  Total borrowed funds ...........    1,767    (135)    1,632
                                    -------   -----   -------
Total interest-bearing liabilities    2,448    (507)    1,941
                                    -------   -----   -------
Increase (decrease)
  in net interest income .........  $ 1,925   $(192)  $ 1,734
                                    =======   =====   =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the relationship of absolute dollar amounts of the change in each.

Provision for Loan Losses
     The provision for loan losses was $11.3 million (1.14% of average loans, on an annualized basis, excluding mortgage loans held for sale) for the first nine months of 1996, compared with $2.1 million (0.4% of average loans) for the comparable period of 1995. Net loan charge-offs were $9,876 thousand (1.00% of average loans) for the first nine months of 1996, compared with $950 thousand (0.11% of average loans) for the first nine months of 1995.
     For the third quarter of 1996, the provision for loan losses was $1,621 thousand (0.47% of average loans, on an annualized basis, excluding mortgage loans held for sale), compared with $780 thousand (0.26% of average loans) in the comparable period of 1995. Net loan charge-offs were $799 thousand (0.23% of average loans) for the third quarter of 1996, compared to $550 thousand (0.18% of average loans) for the third quarter of 1995.
     The company increased its year-to-date 1996 provision for loan losses by $9.2 million compared to year-to-date 1995, after taking partial charge-offs totaling $7.0 million on three non-performing loans during the second quarter of 1996. The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. The increased provision also provides for overall growth in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this report.

Non-Interest Income
     Non-interest income for the first nine months of 1996 increased $4.6 million over the first nine months of 1995. The second quarter of 1995, however, included a $1.7 million pre-tax gain from the sale of mortgage servicing rights. Excluding this gain from the first nine months of 1995, non-interest income increased $6.3 million. This reflects an increase in service charges on deposit accounts of $818 thousand, due in part to the introduction of new transaction account products in April of 1996. The strong growth in the mortgage servicing portfolio during the past year resulted in an increase of $3.9 million of mortgage banking income. An increase in trust and investment services income of $901 thousand, reflecting the company's expanding trust and brokerage services, accounts for most of the remaining improvement in non-interest income.
     Comparing the third quarter of 1996 to the comparable period of 1995, non-interest income increased $1.6 million. This reflects a $968 thousand improvement in mortgage banking income, a $308 thousand increase in service charges on deposit accounts and a $196 thousand increase in trust and investment services income.

Non-Interest Expenses
     Non-interest expenses increased $14.8 million for the first nine months of 1996, compared to the first nine months of 1995. Excluding the previously noted pre-tax charges totaling $5.8 million related to the company's commitment to refocus on its core financial services, the pre-tax charge of $2.7 million associated with the SAIF recapitalization, and the previously reported refund of $585 thousand associated with the over-capitalization of the BIF, non-interest expenses would have increased $5.7 million. Increased expenses during the first half of 1996 on activities which have been discontinued under the company's refocus on core financial services account for $1.1 million of this $5.7 million increase. The expanding mortgage banking business accounted for $1.9 million, and expenses related to the customer care center (which became operational in the fourth quarter of 1995) accounted for $1.5 million of the increased expenses in the first nine months of 1996.
     The efficiency ratio (non-interest expenses as a percentage of net interest income plus non-interest income) for the third quarter of 1996 was 76.8%, versus 67.8% for the same period in 1995. Excluding the previously noted charge of $2.7 million associated with the SAIF recapitalization from the third quarter of 1996 and the BIF refund of $585 from the third quarter of 1995, the efficiency ratio would have improved from 70.3% to 66.7%.

Income Taxes
     Income tax expense totaled $836 thousand for the first nine months of 1996, compared with $6.0 million in the comparable 1995 period. These represent effective tax rates of 34.8% and 32.6%, respectively. For the third quarter of 1996, income tax expense was $1.6 million, versus expense of $2.2 million in the second quarter of 1995, reflecting effective tax rates of 34.1% and 32.4%, respectively.


Balance Sheet Review
Overview
     Assets at September 30, 1996 totaled $1.927 billion, compared with $1.796 billion at December 31, 1995, and $1.715 billion a year ago. Average total assets for the third quarter increased $205 million (12%) over the past year to $1.884 billion. Average interest-earning assets increased $183 million to $1.722 billion.

Loans
     The company continues to experience strong loan growth. Total loans, net of unearned income, averaged $1.378 billion in the third quarter of 1996, excluding mortgage loans held for sale of $48.8 million. For the comparable period in 1995, loans averaged $1.204 billion, excluding the $24.4 million of mortgage loans held for sale.
     At September 30, 1996, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.407 billion, compared with $1.259 billion at December 31, 1995, and $1.237 billion a year ago. Loans increased at an annualized rate of 15.8% from year-end 1995 to September 30, 1996.

Asset Quality
     Nonperforming loans, which include nonaccrual loans, accruing loans past due 90 days or more and restructured loans, totaled $11.6 million at September 30, 1996, down $5.7 million from December 31, 1995, and down $1.5 million from the end of the third quarter of 1995. The decline from December 31, 1995, was primarily due to the partial charge-off of three loans which had been placed on nonaccrual status during 1995. The ratio of nonperforming loans to total loans (net of unearned income) was 0.82% at September 30, 1996, compared with 1.38% at the end of 1995 and 1.06% a year ago. Nonperforming assets, which include nonperforming loans, foreclosed real estate and other foreclosed property, totaled $15.0 million at September 30,1996 as compared to $17.8 million at September 30, 1995. The ratio of nonperforming assets to total assets decreased to 0.78% at September 30, 1996, from 1.04% a year ago.
     The following table presents information concerning nonperforming assets, including nonaccrual and restructured loans. Management classifies a loan as nonaccrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower.


 Nonperforming Assets
 Dollars in thousands

                                                 September 30  June 30  December 31  September 30
                                                       1996      1996      1995         1995
Nonaccrual loans .................................   $ 6,718    $ 5,570    $12,708    $ 9,497
Accruing loans which are contractually
  past due 90 days or more .......................     4,881      5,517      4,617      3,625
Restructured loans ...............................         5          6         14         17
                                                     -------    -------    -------    -------
  Total nonperforming and restructured loans .....    11,604     11,093     17,339     13,139
Foreclosed real estate ...........................     3,108      3,342      4,329      4,115
Other foreclosed property ........................       241        303        677        569
                                                     -------    -------    -------    -------
  Total nonperforming and restructured loans and
foreclosed property ..............................   $14,953    $14,738    $22,345    $17,823
                                                     =======    =======    =======    =======

Nonperforming and restructured loans
as a percentage of loans, net of unearned income      0.82%      0.82%      1.38%      1.06%
Total nonperforming and restructured loans and
foreclosed property as a percentage of total ...      0.78%      0.79%      1.24%      1.04%
assets

     Three commercial credit relationships account for $3.7 million, or 54%, of the company's nonaccrual loans at September 30, 1996, and 32% of total nonperforming and restructured loans. An allowance for loan losses in the amount of $539 thousand has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. The remaining nonaccrual balance consists of various commercial and consumer loans, with no single loan exceeding $500,000. The increase in accruing loans past due 90 days or more from September 30, 1995 to September 30, 1996, is principally residential real estate loans.
     Foreclosed real estate at September 30, 1996, includes two properties with an aggregate book value of $1.5 million, or 47% of the outstanding balance. The first property was acquired through foreclosure in 1986, with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. Subsequently, the company dissolved the joint venture and retained title to the property. Several parcels have been sold to date. Based on an appraisal of the property and previous sales experience, management does not anticipate any significant loss to be incurred on disposition. The second property included in foreclosed real estate is a manufacturing facility which was acquired in the fourth quarter of 1995. The property is listed for sale and management does not anticipate any significant loss on the sale of the property. The remaining balance of foreclosed real estate consists of several properties, with no single property exceeding $250,000.
     As of September 30, 1996, the company had $6.5 million of loans which were not included in the past due, nonaccrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At September 30, 1996, the allowance was $17.2 million, up from $15.8 million at December 31, 1995, and $13.7 million at September 30, 1995. The allowance as a percentage of nonperforming loans increased to 148% at September 30, 1996, from 91% at year-end 1995 and 104% at September 30, 1995. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at September 30, 1996, was 1.22%, compared with 1.25% at December 31, 1995, and 1.10% at September 30, 1995.
     The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations and the size of the loan portfolio. The potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function. Management believes that the allowance for loan losses at September 30, 1996, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.

Securities, Federal Funds Sold and Resale Agreements
     Securities, including those classified as held to maturity and available for sale, increased from $288 million at September 30, 1995 to $298 million at year-end 1995, and then decreased to $289 million at September 30, 1996. Funds provided by the reduction in securities from December 31, 1995 to September 30, 1996 were utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
     Total deposits averaged $1.508 billion in the third quarter of 1996, an increase of $95 million, or 7%, from the comparable 1995 period. Average interest-bearing accounts increased $38.3 million in the third quarter of 1996, compared to the same period in 1995, while average non-interest-bearing accounts increased $56.7 million.
     Long-term debt totaled $141 million at September 30, 1996, an increase of $104 million from September 30, 1995. In order to support internally-generated growth in the loan portfolio, TFB-KY issued in the fourth quarter of 1995 $20 million of two-year notes and $30 million of three-year notes, and in the second quarter of 1996 $25 million of four-year notes, under a $250 million senior bank note program. The notes issued to date bear interest at fixed rates of 6.32%, 6.48%, and 7.13%, respectively. The first two issues have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Under these swap agreements, TFB-KY pays interest at the prime rate, and receives a fixed rate of 8.60%. An additional $175 million of bank notes may be issued from time to time under this book-entry program in maturities varying from 30 days to 30 years. The remainder of the increase in long-term debt can be attributed to a long-term Federal Home Loan Bank advance obtained by TFB-KY in the first quarter of 1996 to assist in funding of loan growth. This $30 million advance matures in March 1998 and bears an interest rate of 5.50%.

Capital Resources and Liquidity
     The company's capital ratios at September 30, 1996, December 31, 1995, and September 30, 1995 (calculated in accordance with regulatory guidelines) were as follows:

                                      September 30,  December 31,  September 30,
                                             1996       1995        1995
Tier 1 risk based .....................      7.55%      8.64%      8.95%
     Regulatory minimum ...............      4.00       4.00       4.00
Total risk based ......................     10.77      12.15      12.47
     Regulatory minimum ...............      8.00       8.00       8.00
Leverage ..............................      6.12       6.70       6.94
     Regulatory minimum ...............      3.00       3.00       3.00

     The decrease in these capital ratios during the first nine months of 1996 is primarily due to the loss associated with the $5.8 million in charges and the increased loan loss provision, both taken during the second quarter of 1996, and the $2.7 million charge associated with the SAIF recapitalization, taken during the third quarter of 1996. The decrease prior to the second quarter of 1996 is primarily due to growth in the balance sheet, particularly commercial and commercial real estate loans. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at September 30, 1996.
     Generally speaking, the company relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short term borrowing facilities, such as federal funds purchased, repurchase agreements, advances from the Federal Home Loan Bank and lines of credit. The company's primary investing activities include the purchase of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company manages the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity within established policy guidelines.
     The company's Asset/Liability Committee (ALCO) approves policy guidelines, provides oversight to the asset/liability management process, and monitors and adjusts exposure to interest rates in response to loan and deposit flows. ALCO's overall objective is to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements. Asset/liability activity is reviewed monthly by the company's board of directors.
     An earnings simulation model is used to monitor and evaluate the exposure and impact of changing interest rates on earnings. The simulation model used by the company reflects the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments. It combines the various factors affecting rate sensitivity into a two-year earnings outlook that incorporates management's view of the most likely interest rate environment. The model is updated monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic, or random, view of net interest income can be obtained once probabilities have been assigned to those key rates.
     Among the factors the model utilizes are rate-of-change differentials, such as federal funds rates versus savings account rates; maturity effects, such as calls on securities; and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels, such as loans and investment securities, and floating-rate loans that may be tied or related to prime, treasury notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans. These and certain other effects are evaluated to develop multiple scenarios from which the sensitivity of earnings to changes in interest rates is determined.
     By forecasting a most likely rate environment the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. As of September 30, 1996, the company's most likely rate environment assumed the federal funds rate and prime lending rate at 5.25% and 8.25%, respectively, rising to 6.00% and 9.00%, respectively, by September of 1997. The following illustrates the effects on net interest income of an immediate shift in market interest rates compared to the most likely rate assumptions used at September 1996:


Basis point change         +200 bp      +100 bp         -100 bp       -200 bp
Increase (decrease)
in net interest income     4.37%         2.31%          (1.17)%       (1.09)%


     As of September 30, 1996, management believes the company's balance sheet was in an asset sensitive position, as the repricing characteristics of the asset and liability portfolios were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. It should be noted that the results of the simulation model do not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     A second interest rate sensitivity tool is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer term view of interest rate risk, capturing predominantly all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using Monte Carlo rate simulation techniques. The company utilizes this tool as another component of interest rate risk management to supplement the results achieved through net interest income simulations.
         To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions, which effectively convert the bank notes and certain certificates of deposit from fixed interest rates to floating rates and certain commercial loans from floating rates to fixed rates. The result is that the asset-sensitive position which is inherent in the balance sheet is largely neutralized.



Interest Rate Swaps
 Dollars in thousands

                                     Notional           Fixed Rate        Floating Rate
                                      Amount           (Receiving)          (Paying)                 Maturity
                                  ---------------   ------------------    -----------------    ---------------
                                          50,000          9.25%               8.25% (Prime)        November, 1996
                                          30,000         10.40%               8.25% (Prime)         January, 1997
                                          50,000          8.33%               8.25% (Prime)            June, 1997
                                          50,000          8.50%               8.25% (Prime)            July, 1997
                                          20,000          8.60%               8.25% (Prime)         October, 1997
                                          30,000          8.23%               8.25% (Prime)           March, 1998
                                          30,000          8.60%               8.25% (Prime)         October, 1998
                                  ---------------

 Total / weighted average               $260,000          8.82%               8.25%                    July, 1997
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


This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate);
competition for the company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the company's customers; delays in, customer reactions to, and other unforeseen complications with respect to, the implementation of the cost containment measures; and other risks detailed in the company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the company.

                           Part II - Other Information

Item 1. Legal Proceedings
     On August 12, 1996, Douglas M. Lester, the company's former chairman, president and chief executive officer, filed suit individually and purportedly on behalf of the shareholders of the company in Warren Circuit Court, Bowling Green, Kentucky against the company and four of its directors, Frank Mastrapasqua, C. Cecil Martin, James D. Scott, and William B. Van Meter. Mr. Lester claims that the company wrongfully terminated him on June 4, 1996. Mr. Lester claims that the four named directors breached their fiduciary duties to the company and also alleges fraud, breach of contract, interference with contractual relations and invasion of privacy. Mr. Lester seeks, among other things, $1,000,000 in compensatory damages, the value of certain stock options, and punitive damages. Management believes that the litigation will not have a material adverse effect upon the consolidated financial position of the company and intends to vigorously defend the action.

Items 2 through 5.
     No information is required to be filed for these items.

Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
       The exhibits listed on the Exhibit Index on pages 20 and 21 of this Form 10-Q are filed as a part of this report.

   (b) Reports on Form 8-K
       During the quarter ended September 30, 1996, the registrant filed a Current Report on Form 8-K dated July 16, 1996. This Current Report on Form 8-K reported the registrant's financial results for the quarter ended June 30, 1996. No financial statements were filed under Item 7 of the report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         Trans Financial, Inc.
                                                                (Registrant)



                                                Principal Executive Officer:


Date: November  14, 1996                               /s/ Vince A. Berta
      ------------------                               ------------------
                                                           Vince A. Berta
                                                        Acting President and
                                                        Chief Executive Officer

                                                Principal Financial Officer:


Date:  November 14, 1996                            /s/ Edward R. Matthews
       -----------------                            ----------------------
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