Form 10-K
period 1996-12-31
TRANS FINANCIAL INC
filed 1997-02-28
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission File Number 0-13030

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

Registrant's telephone number, including area code: (800)739-6790

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share
                                (Title of Class)
                         Preferred Stock Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

The aggregate market value of the voting stock held by non-affiliates of the registrant on February 18, 1997: $240,138,000.

The number of shares outstanding of the issuer's class of common stock on February 18, 1997: 11,399,494 shares.

Document Incorporated By Reference
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997, are incorporated by reference into
Part III of this report.

                                TABLE OF CONTENTS

   Item                                                                   Page
                                     Part I

   1.  Business..............................................................2
   2.  Properties............................................................4
   3.  Legal Proceedings.....................................................5
   4.  Submission of Matters to a Vote of Security Holders...................5
   4a. Executive Officers of the Registrant................................6-7

                                     Part II

   5.  Market for the Registrant's Common Equity and
       Related Shareholder Matters...........................................8
   6.  Selected Financial Data...............................................8
   7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations..........................................9-29
   8.  Financial Statements and Supplementary Data.......................30-54
   9.  Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure...............................54

                                    Part III

   10. Directors and Executive Officers of the Registrant...................55
   11. Executive Compensation...............................................55
   12. Security Ownership of Certain Beneficial Owners and Management.......55
   13. Certain Relationships and Related Transactions.......................55

                                     Part IV

   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K......56
   Signatures.............................................................57-58
   Exhibit Index..........................................................59-60

                         Part I

Item 1. Business
The Company and the Banks
     Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY") and Trans Financial Bank Tennessee, National Association ("TFB-TN")--and one thrift subsidiary--Trans Financial Bank, F.S.B. ("TFB-FSB"). In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc. ("TFIS")--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC").
     During 1995, three commercial bank subsidiaries were merged to form TFB-KY and two thrift subsidiaries were merged to form TFB-FSB. Collectively, TFB-KY, TFB-TN and TFB-FSB are referred to in this report as "the banks."
     On December 31, 1996, the company had total consolidated  assets of
$2.0 billion, total loans of $1.5 billion, total deposits of $1.6 billion and shareholders' equity of $131 million.
     The portion of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled "Mergers and Acquisitions" included in Item 7 is incorporated herein by reference.
     The banks provide a full range of corporate and retail banking services, including checking, savings and time deposit accounts; secured and unsecured loans to corporations, individuals and others; letters of credit; rental of safe deposit boxes; financial counseling for individuals and institutions; and trust and brokerage services. Interest on domestic commercial, consumer and mortgage loans constitutes the largest contribution to the operating revenues of the company and the banks.
     TFB-KY provides a wide variety of personal and corporate trust and trust-related services, including serving as executor of estates; as trustee under testamentary and inter-vivos trusts; as guardian of the estates of minors and incompetents; as escrow agent under various agreements; and as financial advisor to and custodian for individuals, corporations and others. Corporate trust services include serving as registrar, transfer agent, and paying agent for corporate securities and as corporate trustee under corporate trust indentures. At December 31, 1996, approximately $421 million in assets were managed by the trust department of TFB-KY.
     TFMC originates and purchases mortgage loans for the purpose of constructing, financing or refinancing one- to four-family dwellings. TFMC also services mortgage loans for the banks and for others. Generally, residential mortgage loans originated or purchased are then sold in the secondary market. When sold, servicing may be retained by TFMC or released to the purchaser. The portfolio of mortgage loans serviced for others totaled $3.3 billion at December 31, 1996.
     TFIS offers to customers of the banks and to others a wide range of investment products and services, including financial planning, mutual funds, annuities, and individual stocks and bonds. In October of 1995, TFB-KY introduced its own family of proprietary mutual funds, the Trans Adviser Funds, which added depth to its lineup of investment products.
     TFB-KY has twenty-seven offices in Kentucky: six located in Bowling Green; three located in Pikeville; two located in each of Glasgow, Scottsville, Morehead and Maysville; and one located in each of Augusta, Cave City, Dawson Springs, Tompkinsville, Elkhorn City, Meta, Belfry, Virgie, Martin, and Prestonsburg. TFB-FSB has twelve offices: two in Columbia, Tennessee; and one each in the Tennessee communities of Tullahoma, Mt. Pleasant, Manchester, Rockwood, Kingston, Shelbyville, and Winchester; and one each in the Kentucky communities of Franklin, Russellville and Auburn. TFMC has a mortgage operations center in Tullahoma, Tennessee, and a loan production office in Greensboro, North Carolina. TFB-TN has ten offices in Tennessee: two located in Cookeville; and one located in each of Nashville, Clarksville, Crossville, Franklin, Lebanon, McMinnville, Murfreesboro, and Sparta. Subsequent to December 31, 1996, the company entered into a contract to sell the Lebanon and Sparta offices, subject to regulatory approval.

Competition
     The deregulation of the banking industry and the enactment in Kentucky and other states of legislation permitting multi-bank holding companies, as well as interstate banking, has created a highly competitive environment for banking in the company's market area. The following table displays each of the communities where the company is currently located and the respective percentage of market share of deposits the company has in each of these communities. The table also shows the ranking by deposit size of each of the TFB locations in their local markets.

                   Share of Local Market
                   Banks, savings & loans and credit unions
                                                         Rank in
                                                Market    Local      Subsidiary
                                                Share     Market          Bank
                   South Central Kentucky:
                        Bowling Green              35%       1            TFB-KY
                        Glasgow/Cave City          40%       1            TFB-KY
                        Scottsville                35%       2            TFB-KY
                        Tompkinsville              18%       3            TFB-KY
                        Franklin                   *        NM            TFB-KY
                   Northeastern Kentucky:
                        Maysville                  37%       1            TFB-KY
                        Morehead                   33%       1            TFB-KY
                        Augusta                    30%       2            TFB-KY
                   Eastern Kentucky:
                        Pike County                19%       3            TFB-KY
                        Floyd County               27%       3            TFB-KY
                   Western Kentucky:
                        Dawson Springs              6%       5            TFB-KY
                        Russellville/Auburn        16%       3           TFB-FSB
                   Northern Tennessee:
                        Clarksville                 4%       8            TFB-TN
                   Middle Tennessee:
                        Cookeville                  6%       5            TFB-TN
                        Murfreesboro                1%      10            TFB-TN
                        Nashville                   *       NM            TFB-TN
                        Rockwood/Kingston          14%       4           TFB-FSB
                        McMinnville                 7%       4            TFB-TN
                        Sparta                      3%       4            TFB-TN
                        Franklin                    *       NM            TFB-TN
                        Lebanon                     1%      10            TFB-TN
                        Crossville                  3%       5            TFB-TN
                   South Central Tennessee:
                        Tullahoma                  13%       2           TFB-FSB
                        Shelbyville                 6%       6            TFB-TN
                        Manchester                 13%       2           TFB-FSB
                        Winchester                 13%       4           TFB-FSB
                        Columbia/Mt. Pleasant       7%       5           TFB-FSB
                 NM = not meaningful
                 * = less than 1%

     The company actively competes in its markets with other commercial banks and financial institutions for all types of deposits, loans, trust accounts, and other services. The company also competes generally with insurance companies, savings and loan associations, credit unions, brokerage firms, other financial institutions, and institutions which have expanded into the financial market. Many of these competitors have resources substantially in excess of those of the company, have broader geographic markets and higher lending limits than the banks and, therefore, are able to make larger loans, sell a broader product line, and make more effective use of advertising than can the company or the banks.

Supervision and Regulation
     Bank holding companies, commercial banks and savings banks are extensively regulated under both federal and state law. Any change in applicable law or regulation may have a material effect on the business and prospects of the company and the banks.
     The company, as a registered bank holding company, is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. Also, as a registered savings and loan holding company, the company is subject to the supervision of and regulation by the Office of Thrift Supervision ("OTS").
     TFB-KY  and  TFB-TN  are  subject  to  the   supervision  of,  and  regular
examination by, the Office of the Comptroller of the Currency. TFB-FSB is subject to the supervision of, and regular examination by, the OTS. The Federal Deposit Insurance Corporation insures the deposits of the banks to the current maximum of $100,000 per depositor.
     In addition, the company is subject to the provisions of Kentucky's and Tennessee's banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act"), when fully phased in, will remove state law barriers to interstate bank acquisitions and will permit the consolidation of interstate banking operations. Under the Act, effective September 29, 1995, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to
(i) Community Reinvestment Act compliance, (ii) federal and state antitrust laws and deposit concentration limits, and (iii) state laws restricting the acquisition of a bank that has been in existence for less than a minimum period of time (up to five years). The Act's interstate consolidation and branching provisions will become operative on June 1, 1997, although any state can, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate consolidation and branching provisions will permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state.

Statistical Information
     Certain statistical information is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 on pages 9 through 29 and in note 7 to the consolidated financial statements.
Those pages are incorporated herein by reference.

     Description of Statistical Information                             Page(s)

     Average Consolidated Balance Sheets and Net Interest Analysis.......13-14
     Analysis of Year-to-Year Changes in Net Interest Income...............15
     Loans Outstanding.....................................................18
     Loan Maturities and Interest Rate Sensitivity.........................20
     Non-performing Assets (Including Potential Problem Loans).............21
     Summary of Loan Loss Experience.......................................22
     Allocation of Allowance for Loan Losses...............................23
     Allocation of Year-End Allowance for Loan Losses
       and Percentage of Each Type of Loan to Total Loans..................23
     Carrying Value of Securities..........................................23
     Maturity Distribution of Securities Available for Sale................24
     Maturity of Time Deposits of $100,000 or More.........................25
     Short-Term Borrowings.................................................26

     Consolidated Statistical Information..................................29

     Impact of Non-accrual Loans on Interest Income (note 7, paragraph 3)..40


Item 2. Properties
     The main banking office of TFB-KY, which also serves as the principal office of the company, is located at 500 East Main Street, Bowling Green, Kentucky. TFB-KY owns all of the properties at which it conducts its business except the Ashley Circle and Nashville Road sales centers in Bowling Green, the Nashville office (which provides trust and investment services), the Virgie sales center, and one of its Pikeville sales centers (the North Mayo Trail branch). TFB-KY also leases property in Bowling Green for its operations center. The facility in which its telemarketing Customer Care Center operates was sold and leased back on December 31, 1996.
     TFB-FSB owns all the properties at which it conducts business except the Auburn and Franklin sales centers. TFMC leases the property in Tullahoma, Tennessee, which houses its operations center, with the right to receive the deed to the property upon completion of the lease, and also leases space in Greensboro for a loan production office.
     TFB-TN owns all the properties at which it conducts business except the Franklin and Nashville sales centers. Note 8 to the company's consolidated financial statements contains additional information relating to amounts invested in premises and equipment.


Item 3. Legal Proceedings
     In the ordinary course of operations, the company and the banks are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the company.
     On August 12, 1996, Douglas M. Lester, the company's former chairman, president and chief executive officer, filed suit individually and purportedly on behalf of the shareholders of the company in Warren Circuit Court, Bowling Green, Kentucky, against the company and four of its directors. Mr. Lester claims that the company wrongfully terminated him on June 4, 1996, that the four named directors breached their fiduciary duties to the company, and also alleges fraud, breach of contract, interference with contractual relations and invasion of privacy. Mr. Lester seeks, among other things, $1 million in compensatory damages, the value of certain stock options, and punitive damages. Management believes that the litigation will not result in a material adverse change in the consolidated financial condition or results of operations of the company and intends to vigorously defend the action.
     On August 22, 1996, two former employees of the company and three former employees of TFB-KY filed suit in Jefferson Circuit Court, Louisville, Kentucky, against the company. The five plaintiffs claim wrongful termination, sex discrimination, age discrimination, breach of contract and libel in connection with the termination of their employment in June 1996. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, to include the value of back pay and benefits; the value of certain stock options; reinstatement as employees or alternatively the value of future earnings and benefits; and punitive damages. Management believes that the litigation will not result in a material adverse change in the consolidated financial condition or results of operations of the company and intends to vigorously defend the action.


Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the last quarter of the period covered by this report.

Item 4a. Executive Officers of the Registrant
     The following table sets forth the name, age and position with the company and the banks of the executive officers of the company. Officers of the company and the banks are elected annually.

                                Served as
                              an Executive                  Position with the
     Name                    Officer Since     Age        Company and the Banks

Vince A. Berta                    1993          38        President, Chief
                                                          Executive Officer, and
                                                          Director of the
                                                          company;  Director and
                                                          Executive Vice
                                                          President of TFB-KY;
                                                          Director of TFMC
Barry D. Bray                     1984          50        Executive Vice
                                                          President, Chief
                                                          Credit Officer of the
                                                          company; Chief  Credit
                                                          Officer and Director
                                                          of TFB-KY; Chief
                                                          Credit Officer of
                                                          TFB-TN and TFB-FSB
James G. Campbell                 1996          40        Executive Vice
                                                          President-General
                                                          Sales Manager for the
                                                          company; President and
                                                          Director of TFB-KY;
                                                          Director of TFB-TN
                                                          and of TFB-FSB
Tommy W. Cole                     1996          41        Executive Vice
                                                          President, Corporate
                                                          Financial  Services
                                                          of the company and of
                                                          TFB-KY
John K. Davis II                  1997          40        Senior Vice President
                                                          and Chief Information
                                                          Officer of the company
                                                          and of TFB-KY
Roger E. Lundin                   1987          52        Senior Vice President
                                                          and Director of Human
                                                          Resources of the
                                                          company
Edward R. Matthews                1995          35        Chief Financial
                                                          Officer of the company
Michael J. Moser                  1994          50        Executive Vice
                                                          President and Director
                                                          of Marketing of the
                                                          company
Michael L. Norris                 1995          43        President and Director
                                                          of Trans Financial
                                                          Mortgage Company

Ronald B. Pigeon                  1995          48        Controller of the
                                                          company;  Secretary/
                                                          Treasurer and Director
                                                          of TFIS
Jay B. Simmons                    1993          40        Senior Vice President,
                                                          General Counsel and
                                                          Secretary of the
                                                          company; Senior Vice
                                                          President of TFB-KY,
                                                          TFB-TN, and TFB-FSB;
                                                          Director and General
                                                          Counsel of TFIS;
                                                          Director of TFMC
Ronald Szejner                    1995          48        Executive Vice
                                                          President and Chief
                                                          Trust Officer of the
                                                          company and of TFB-KY;
                                                          President and Director
                                                          of TFIS
Thomas R. Wallingford             1996          69        Chairman of the Board
                                                          and Director of the
                                                          company; Chairman
                                                          and Director of
                                                          TFB-KY; Retired,
                                                          Former Chairman  and
                                                          Chief Executive
                                                          Officer of  Kentucky
                                                          Community Bancorp,Inc.

     All of the above-mentioned executive officers have been with the company for more than five years, except for the following:
     Mr. Berta joined the company in April 1993. Prior to that he was Vice President and Manager of Functional Control with PNC Bank.
      Mr. Davis joined the company in September 1995. Prior to that he was Director, Strategic Architecture for SmithKline Beecham Clinical Laboratories.
     Mr. Matthews joined the company in January 1994. Prior to that, he was Chief Financial Officer for First Union National Bank of Tennessee for eighteen months, and previously held positions in commercial lending and credit administration for First Union National Bank of North Carolina.
     Mr. Moser joined the company in July 1994. Prior to that, he was Senior Vice President and Director of Corporate Marketing for West One Bancorp in Boise, Idaho.
     Mr. Norris joined the company in July, 1993. Prior to that, he was responsible for all mortgage servicing activities at PNC Mortgage Servicing Company.
     Mr. Pigeon joined the company in November 1993. Prior to that, he was Controller for a railroad warehousing service company in Denver, Colorado, and was Vice President for External Reporting with Colorado National Bankshares, Inc.
     Mr. Simmons joined the company in November 1993. Prior to that, he was a partner in a Denver law firm, specializing in financial institutions law, and was a vice president on the legal staff of Colorado National Bankshares, Inc.
     Mr. Szejner joined the company in March 1995. Prior to that, he was President and Chief Executive Officer of First Michigan Bank Brokerage Services for eighteen months. He was Vice President and Director of Marketing for First Michigan Bank Corporation from October 1991 until January 1994.
     None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of the company acting solely in their capacities as such. With respect to certain agreements entered into with certain officers of the registrant providing severance benefits in the event the officer's employment is terminated without cause prior to December 31, 1997, see section entitled Executive Compensation And Other Information-Employment Contracts and Termination of Employment and Change of Control Arrangements in the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

                                     Part II

Item 5. Market for the Registrant's Common Equity
        and Related Shareholder Matters
     The registrant's common stock is traded on the Nasdaq Stock Market under the symbol TRFI. As of December 31, 1996 there were 1,706 shareholders of record.
     Following is a summary of market prices and dividends declared for the registrant's common stock for the quarterly periods indicated:
                                              Stock Price
                                         High               Low         Dividend
     First quarter, 1995                $15.25            $12.75           $.15
     Second quarter, 1995                15.50             14.00            .15
     Third quarter, 1995                 17.875            15.00            .15
     Fourth quarter, 1995                18.125            16.75            .15
     First quarter, 1996                 18.125            14.75            .16
     Second quarter, 1996                18.50             15.125           .16
     Third quarter, 1996                 20.50             16.875           .16
     Fourth quarter, 1996                23.50             19.50            .16

     On November 7, 1996,  the company  issued  46,666 shares of common stock to
Morgan Keegan & Co., Inc. ("Morgan Keegan"). The shares were issued for total consideration of $516,243. The issuance was pursuant to the warrant dated as of February 13, 1992, previously issued to Morgan Keegan as underwriting compensation in connection with an issuance of the company's common stock underwritten by Morgan Keegan. The issuance of the 46,666 shares of common stock was not registered under the Securities Act of 1933, as amended, pursuant to
Section 4(2) of the Act.

     Additional information for this item is included in note 11 to the consolidated financial statements.

Item 6. Selected Financial Data
     The information for this item is included in the section entitled "Consolidated Statistical Information" in Item 7 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview
     Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY") and Trans Financial Bank Tennessee, National Association ("TFB-TN")--and one thrift subsidiary--Trans Financial Bank, F.S.B. ("TFB-FSB"). Collectively, these three institutions are referred to in this report as "the banks."
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc.--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC"). The company sold its travel agency, Trans Travel, Inc., during the fourth quarter of 1996.
     At December 31, 1996, the company had total consolidated assets of $2.0 billion, total loans of $1.5 billion, total deposits of $1.6 billion and shareholders' equity of $131 million. The company's net income decreased 55% in 1996, to $6.9 million, from $15.3 million in 1995, and earnings per share decreased 56% to $0.60 per common share, from $1.35 in 1995.
     Results for 1996 reflect pre-tax charges totaling $5.8 million related to the company's mid-year commitment to refocus on core financial services, reduce operating expenses and exit from less-profitable initiatives. Also included in the 1996 results is a pre-tax charge of $2.6 million resulting from congressional legislation enacted during the third quarter designed to re-capitalize the Savings Association Insurance Fund ("SAIF"). In addition, the provision for loan losses was increased in 1996 by $8.6 million compared to 1995.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and accompanying notes, which follow this discussion.

Mergers and Acquisitions
     Over the past several years, the company has expanded through mergers and acquisitions, which are summarized below.

                                                                                                                          Asset
                                                                                                           Date            Size
       Acquisition                                             Location                                   Consummated    (millions)


  Mergers (pooling-of-interests accounting):
      Dawson Springs Bancorp, Inc. ........................  South Central & Western Kentucky              December-92   $ 70
      Kentucky Community Bancorp, Inc. ....................  Northeastern Kentucky                         February-94    175
      Peoples Financial Services, Inc. ....................  Middle & Eastern Tennessee                    April-94       123
      FGC Holding Company .................................  Eastern Kentucky                              August-94      127
  Acquisitions (purchase accounting):
      First Federal Savings and Loan Assoc. of Russellville  Southwestern Kentucky                         November-9      41
      Future Federal Savings Bank branches (from RTC) .....  South Central Kentucky                        August-91       75
      First Federal Savings Bank of Tennessee .............  South Central Tennessee                       March-92       224
      Maury Federal Savings Bank ..........................  Middle Tennessee                              March-92        55
      Heritage Federal Bank for Savings branches ..........  Middle Tennessee                              August-92       55
      Trans Kentucky Bancorp, Inc. ........................  Eastern Kentucky                              July-93        189
      Fifth Third Bank of Kentucky, Inc. branches .........  South Central Kentucky                        February-95     41
      AirLanse Travel (sold November-96) ..................  Louisville, Kentucky                          September-95     1
      Correspondents Mortgage Company, L.P. ...............  Greensboro, North Carolina                    November-95      1

     The mergers shown in the above table were accounted for using the pooling-of-interests method of accounting and, accordingly, financial statements for all periods were restated to reflect the results of operations of these companies on a combined basis from the earliest period presented, except for dividends per share. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations of those acquired entities prior to the acquisition dates have not been included in the results of operations. Therefore, ratios or analyses for periods before and after these purchase acquisitions may not be comparable.
     Three banks were acquired in the Kentucky Community Bancorp, Inc. merger. These three banks were consolidated into the operations of TFB-KY on March 31, 1994. The Peoples Financial Services, Inc. merger included one commercial bank and one thrift institution. The commercial bank became TFB-TN and the thrift was consolidated into the operations of TFB-FSB on July 31, 1994. The commercial bank acquired in the FGC Holding Company ("FGC") merger was consolidated into the operations of TFB-KY on March 24, 1995. In connection with these 1994 mergers, the company issued a total of 3,727,216 shares of common stock and the shares of FGC preferred stock were retired.
     In connection with the February 1995 branch acquisition from Fifth Third Bank of Kentucky, Inc., the two Fifth Third offices located in Bowling Green, Kentucky, were consolidated into existing Trans Financial locations; the company's existing location in Scottsville, Kentucky was consolidated into the other purchased location. AirLanse Travel was consolidated into the operations of Trans Travel, Inc. and Correspondents Mortgage Company was consolidated into the operations of TFMC. (As a part of the company's commitment to refocus on core financial services, Trans Travel, Inc. was sold during the fourth quarter of 1996.) In addition to the deposits assumed, the company received net cash of $36.8 million and issued 25,000 shares of common stock in connection with these 1995 acquisitions.
     See note 4 to the consolidated financial statements for additional information regarding business combinations.

Income Statement Review
     Net income was $6.9 million in 1996, compared with $15.3 million in 1995, and $14.4 million in 1994. On a per share basis, net income was $0.60, $1.35 and $1.28, respectively.
     As mentioned previously, non-interest expenses for 1996 reflect pre-tax charges totaling $5.8 million related to an initiative to refocus the company's resources on its core financial services, reduce operating expenses and exit from less-profitable initiatives. This initiative was undertaken in the second quarter of 1996, when the Board of Directors made a change in executive management, with the expressed purpose of changing the company's strategic direction. As of December 31, 1996, the company has accomplished the following goals of the initiative:
         -exited the venture capital and human resources consulting initiatives, -closed the Louisville, Kentucky office,
         -closed  mortgage loan production offices in Chattanooga, Jackson and
          Knoxville,  Tennessee,
         -sold the corporate aircraft,
         -sold the travel agency,
         -sold a newly-constructed building intended to house the company's corporate headquarters and consolidated office space in Bowling Green, Kentucky, and
         -realized additional cost savings in the company's retail delivery system of approximately $2.5 million on an annualized pre-tax basis, primarily through the reduction of administrative personnel.
     Based on a comparison of non-interest expenses for the fourth quarter of 1996 to the second quarter (excluding the $5.8 million of charges to implement the plan), total operating expenses have been reduced by more than $6 million on an annualized pre-tax basis.
     In addition to the charges associated with the refocus initiative, the company increased its 1996 provision for loan losses by $8.6 million compared with 1995 and recorded a pre-tax charge of $2.6 million imposed by congressional legislation enacted during 1996 designed to re-capitalize the Savings Association Insurance Fund ("SAIF"). All banks with SAIF-insured deposits and all savings and loans were subject to the SAIF assessment. The increased provision for loan losses in 1996 was primarily due to a deterioration in the quality of certain commercial credits in the second quarter of the year.
     With the major components of the refocus initiative in place by year-end 1996, management believes the results of the third and fourth quarters of 1996 are more representative of the company's ongoing profitability. Excluding the SAIF assessment, annualized net income for those periods would have been $20.2 million, which would have resulted in a return on assets of 1.06 percent and a
15.85 percent return on equity.
     Following is a summary of the components of income and expense and the changes in those components over the past three years.

 Condensed Consolidated Statements of Income
 For the years ended December 31
 Dollars in thousands, except per share data


                                             Change                           Change
                               1996     Amount       %             1995     Amount       %         1994


Interest income ...........   $147,935   $ 13,707    10.2 %     $134,228   $ 20,246      17.8 %   $113,982
Interest expense ..........     73,066      8,467    13.1         64,599     17,224      36.4       47,375
                              --------   --------    -------    --------   --------    -------    --------
Net interest income .......     74,869      5,240     7.5         69,629      3,022       4.5       66,607
Provision for loan losses .     13,914      8,654   164.5          5,260      3,048     137.8        2,212
                              --------   --------   -------    --------   --------    -------     --------
Net interest income after
  provision for loan losses     60,955     (3,414)   (5.3)        64,369        (26)    (0.0)       64,395
Non-interest income .......     29,689      5,278    21.6         24,411      7,241      42.2       17,170
Non-interest expenses .....     80,642     14,593    22.1         66,049      5,979      10.0       60,070
                              --------   --------    -------    --------   --------    -------    --------
Income before income taxes      10,002    (12,729)  (56.0)        22,731      1,236       5.8       21,495
Income tax expense ........      3,120     (4,296)  (57.9)         7,416        341       4.8        7,075
                              --------   --------    -------    --------   --------    -------    --------
Net income ................   $  6,882   $ (8,433)  (55.1)      $ 15,315    $    895      6.2      $14,420
                                =======    ========  ========    =======    ========  ========    ========
Primary earnings
  per common share ........   $   0.60    $ (0.75)  (55.6)%       $ 1.35    $   0.07      5.5 %    $  1.28
                                =======    ========  ========    =======    ========  =========    =======

     Each of these components of income and expense is discussed separately in the sections that follow.

Net Interest Income
     Net interest income totaled $74.9 million in 1996, a 7.5% increase over the $69.6 million recorded in 1995. In 1995 net interest income was up 4.5% over 1994's $66.6 million. On a fully-taxable equivalent basis, net interest income was $76.5 million in 1996, compared with $71.3 million in 1995 and $68.2 million in 1994. The increase in net interest income in 1996 and 1995 was due to a higher level of interest-earning assets, primarily commercial loans.
     The following table summarizes the changes in the company's net interest margin (on a fully-taxable equivalent basis) over the past three years. Net interest margin is net interest income divided by the average balance of interest-earning assets for the year.

 Net Interest Analysis Summary (F1)
 For the years ended December 31


                                                                    Basis Point               Basis Point
                                                        1996        Change       1995        Change         1994

 Average yield on interest-earning assets               8.84%         (5)        8.89%         97            7.92%
 Average rate on interest-bearing liabilities           4.89          15         4.74         109            3.65
                                                        ----         -----       -----        ------         -----
 Net interest-rate spread                               3.95         (20)        4.15         (12)           4.27
 Impact of non-interest-bearing sources and other
    changes in balance sheet composition                0.57           5         0.52          12            0.40
                                                        ----         -----       ------       ------         -----
 Net interest margin                                    4.52%        (15)        4.67%          -            4.67%
                                                        ====         ===         ====         =====          ====

(F1)Refer to the tables on pages 13 and 14 for additional data regarding the net interest analysis.

     The table on pages 13 and 14 show, for the past three years, the relationship between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities. It also reflects the general increase in interest rates on total interest-bearing liabilities over the past year, and increased volumes of loans, certificates of deposit, and borrowed funds.
     Approximately $625 million of the company's commercial and consumer loans are tied to the prime rate. Decreases in the prime lending rate, which began in the third quarter of 1995, had a negative impact on net interest margin during 1996 as compared to 1995. Although the prime rate leveled off in February 1996, the company's funding costs continued to rise, as the company placed greater reliance on wholesale funding sources, such as brokered deposits and other borrowed funds. As a result, the company's net interest-rate spread (the difference between the gross yield on interest-earning assets and the rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin.
     Although the net interest-rate spread fell by 12 basis points in 1995 as compared with 1994, the net interest margin was flat, due to a change in the composition of the balance sheet. In 1994, loans accounted for 74% of average earning assets, while securities represented 24%. In 1995, as the company utilized maturing securities to fund growth in the loan portfolio, those ratios had changed to 78% and 20%, respectively. This trend continued in 1996, with the ratio of loans to total earning assets increasing to 80% and securities dropping to 17%. The increased proportion of assets invested in relatively higher-earning loans served to mitigate in 1996--and fully offset in 1995--the decline in the interest-rate spread from the previous year.
     On November 30, 1995, the company reclassified all securities to available for sale, as permitted by the Financial Accounting Standards Board in a special one-time reassessment.


 Average Consolidated Balance Sheets and Net Interest Analysis
 For the years ended December 31
 Fully-taxable equivalent basis
 Dollars in thousands

                                                 1996                           1995                          1994
                                       Average              Average     Average             Average     Average             Average
                                      Balance     Interest     Rate     Balance  Interest    Rate      Balance   Interest    Rate
                                          (F1)      (F2)                  (F1)    (F2)                   (F1)        (F2)
 Assets
 Interest-earning assets:
   Securities held to maturity:
    U.S. Treasury, federal agencies,

    and mortgage-backed securities     $       -  $     -     0.00%  $   24,257  $  1,686     6.95%  $  69,766   $ 3,967    5.69%
    State and municipal obligations            -        -     0.00       46,674     3,622     7.76      50,111     3,972    7.93
    Other securities                           -        -     0.00        4,816       355     7.37       5,723       396    6.92
                                        ---------  -------           ----------  --------           ----------   -------
    Total securities held to maturity         -         -     0.00       75,747     5,663     7.48     125,600     8,335    6.64
   Securities available for sale:
    U.S. Treasury, federal agencies,
     and mortgage-backed securities      204,549     11,450   5.60      209,756    11,847     5.65     214,749    11,477    5.34
    State and municipal obligations       53,844      4,023   7.47        5,442       445     8.18           -         -    0.00
    Other securities                      33,460      2,133   6.37       13,727       901     6.56      13,526       708    5.23
                                      ----------     ------           ----------  --------         -----------   -------
   Total securities available
    for sale                             291,853     17,606   6.03     228,925     13,193     5.76     228,275    12,185    5.34
                                      ----------    -------           ----------  --------           ----------   -------
    Total securities                     291,853     17,606   6.03      304,672    18,856     6.19     353,875    20,520    5.80
   Federal funds sold                        898         52   5.79       13,652       804     5.89      13,424       540    4.02
   Interest-bearing deposits
     with banks                              117         14     NM          197        17       NM         235       104      NM
   Mortgage loans held for sale           53,392      3,938   7.38       19,436     1,644     8.46      17,913     1,152    6.43
   Loans, net of unearned income (F3)  1,346,754    127,983   9.50    1,190,101   114,572     9.63   1,073,580    93,263    8.69
                                      ----------    -------           ----------  -------           ----------   -------
 Total interest-earning assets /
   interest income                     1,693,014    149,593   8.84%   1,528,058   135,893     8.89%  1,459,027   115,579    7.92%
 Less allowance for loan losses           16,563                         13,239                         12,742
                                      ----------                      ----------                     ----------
                                       1,676,451                      1,514,819                      1,446,285
 Non-interest-earning assets:
   Cash and due from banks                58,443                         63,726                         65,788
   Premises and equipment                 39,891                         38,307                         35,275
   Other assets                           82,543                         56,080                         40,712
                                      ----------                      ----------                     ----------
 Total assets                         $1,857,328                     $1,672,932                     $1,588,060
                                      ==========                     ==========                     ==========




   Shareholders' Equity
 Interest-bearing liabilities:
  Interest-bearing deposits:

   Interest-bearing demand            $  108,325      3,128   2.89%  $  231,224     6,147     2.66% $  243,827     5,896    2.42
   Savings deposits                      113,078      3,027   2.68      131,614     3,778     2.87     155,819     4,351    2.79
   Money market accounts                 178,566      5,571   3.12       47,288     1,514     3.20      55,636     1,485    2.67
   Certificates of deposit               783,386     43,276   5.52      729,269    40,240     5.52     633,608    26,040    4.11
   Individual Retirement Accounts         86,097      4,793   5.57       88,547     4,786     5.41      92,122     3,952    4.29
                                      ----------    -------           ----------   -------           ----------   -------
   Total interest-bearing deposits     1,269,452     59,795   4.71    1,227,942    56,465     4.60   1,181,012    41,724    3.53
  Federal funds purchased
   and repurchase agreements              42,010      1,949   4.64       47,219     2,013     4.26      40,303     1,253    3.11
  Other short-term borrowings             56,136      3,117   5.55       40,652     2,983     7.34      36,669     1,715    4.68
  Long-term debt                         125,593      8,205   6.53       46,840     3,137     6.70      40,756     2,683    6.58
                                      ----------    -------           ----------   -------           ----------   -------
   Total borrowed funds                  223,739     13,271   5.93      134,711     8,133     6.04     117,728     5,651    4.80
                                      ----------    -------           ----------   -------           ----------   -------
 Total interest-bearing
  liabilities/ interest expense        1,493,191     73,066   4.89    1,362,653    64,598     4.74   1,298,740    47,375    3.65
                                                    -------                        -------                        -------
 Non-interest-bearing liabilities:
  Non-interest-bearing deposits          213,332                        172,748                        168,746
  Other liabilities                       21,405                         15,485                          8,687
                                      ----------                      ----------                     ----------
   Total liabilities                   1,727,928                      1,550,886                      1,476,173
 Shareholders' equity                    129,400                        122,046                        111,887
                                      ----------                      ----------                     ----------
 Total liabilities
  and shareholders' equity            $1,857,328                     $1,672,932                     $1,588,060
                                      ==========                     ==========                     ==========

 Net interest-rate spread (F4)                                3.95                            4.15                          4.27
 Impact of non-interest bearing
  sources and other changes in
  balance sheet composition                                   0.57                            0.52                          0.40
 Net interest income /
  margin on interest-earning
  assets (F5)                                       $76,527   4.52 %              $71,295     4.67 %             $68,204    4.67 %
                                                    =======   ====                =======     ====               =======    ====
NM = not meaningful

(F1)Average balances are based on daily balances.
(F2)Interest  income on tax-exempt  securities and loans has been increased 47.5%
in  this   analysis  to  reflect   fully-taxable-equivalent   interest.
(F3)For computational  purposes,   non-accrual  loans  are  included  in  loans.
(F4)Net interest-rate spread is the difference between the average rate of interest earned on interest-earning assets and the average rate of interest expensed on interest-bearing liabilities.
(F5)Net interest margin is net interest income divided by average interest-earning assets.

Analysis of Year-to-Year Changes in Net Interest Income

     The following table shows changes in interest income and interest expense resulting from changes in volume (average balances) and interest rates for the years ended December 31, 1996 and 1995, as compared to the previous year. The change in interest income and expense due to both rate and volume has been allocated to changes in volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.

                                                    1996 vs. 1995                         1995 vs. 1994
                                                  Increase (decrease)                   Increase (decrease)
 Fully-taxable equivalent basis              in interest income and expense        in interest income and expense
 In thousands                                     due to changes in:                    due to changes in:
                                                 Rate     Volume      Total             Rate     Volume      Total
 Interest-earning assets:
   Securities held to maturity:
     U.S. Treasury, federal agencies, and
       mortgage-backed securities               $   -    $(1,686)   $(1,686)          $  736    $(3,017)   $(2,281)
     State and municipal obligations                -     (3,622)    (3,622)             (82)      (268)      (350)
     Other securities                               -       (355)      (355)              25        (66)       (41)
                                               ------    -------    -------           ------    -------    -------
     Total securities held to maturity              -     (5,663)    (5,663)             679     (3,351)    (2,672)
   Securities available for sale:
     U.S. Treasury, federal agencies, and
       mortgage-backed securities                (105)      (292)      (397)             641       (271)       370
     State and municipal obligations              (42)     3,620      3,578                -        445        445
     Other securities                             (27)     1,259      1,232              182         11        193
                                               ------    --------   -------           ------    -------    -------
     Total securities available for sale         (174)     4,587      4,413              823        185      1,008
                                               ------    --------   -------           ------    -------    -------
     Total securities                            (174)    (1,076)    (1,250)           1,502     (3,166)    (1,664)
   Federal funds sold                             (13)      (739)      (752)             255          9        264
   Interest-bearing deposits with banks             5         (8)        (3)             (72)       (15)       (87)
   Mortgage loans held for sale                  (236)     2,530      2,294              387        105        492
   Loans, net of unearned income               (1,493)    14,904     13,411           10,638     10,671     21,309
                                               ------    -------    -------           ------    -------    -------
 Total interest-earning assets                 (1,911)    15,611     13,700           12,710      7,604     20,314
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand                      491     (3,510)    (3,019)             566       (315)       251
     Savings deposits                            (243)      (508)      (751)             119       (692)      (573)
     Money market accounts                        (40)     4,097      4,057              271       (242)        29
     Certificates of deposit                       47      2,989      3,036            9,857      4,343     14,200
     Individual Retirement Accounts               141       (134)         7              993       (159)       834
                                               ------    -------    -------           ------    -------    -------
     Total interest-bearing deposits              396      2,934      3,330           11,806      2,935     14,741
   Federal funds purchased
     and repurchase agreements                    169       (233)       (64)             520        240        760
   Other short-term borrowings                   (834)       968        134            1,065        203      1,268
   Long-term debt                                 (79)     5,147      5,068               47        407        454
                                               ------    -------    -------           ------    -------    -------
     Total borrowed funds                        (744)     5,882      5,138            1,632        850      2,482
                                               ------    -------    -------           ------    -------    -------
 Total interest-bearing liabilities              (348)     8,816      8,468           13,438      3,785     17,223
                                               ------    -------    -------           ------    -------    -------
 Increase (decrease) in net interest income   $(1,563)   $ 6,795    $ 5,232           $ (728)   $ 3,819    $ 3,091
                                              =======    =======    =======           ======    =======    =======


Provision for Loan Losses
     The provision for loan losses in 1996 was $13.9 million, or 1.03% of average loans, an increase of $8.6 million from the $5.3 million, or 0.44% of average loans, in 1995. In 1994, the company recorded a provision of $2.2 million, or 0.21% of average loans.
     Net loan charge-offs were $11.6 million in 1996, compared with $2.0 million in 1995 and $2.2 million in 1994. In 1996 the company charged off $7.0 million on three non-performing loans which had been placed in non-accrual status during 1995. As a percentage of average loans, net charge-offs were 0.86% in 1996, up from 0.17% in 1995 and 0.20% in 1994. For the five year period from 1992 through 1996, net charge-offs averaged 0.38%.
     The provision for loan losses and the level of the allowance for loan losses result from management's evaluation of the risk in the loan portfolio. The increased provision in 1996 and 1995 provides for overall growth in the loan portfolio as well as a higher level of non-performing loans than in the previous three years. Further discussion on loan quality and the allowance for loan losses is included later in this review in the "Asset Quality" section.

Non-interest Income
     Non-interest income for 1996 increased 22% over 1995, after increasing 42% from 1994 to 1995. The increases in non-interest income were due to:

                                                         Increase (Decrease) in
                                                           Non-Interest Income
 In thousands                                             1996 vs. 1995   1995 vs. 1994
                                                         -----------------------------------

Increase in service charges on deposit accounts ..............  $ 1,069   $ 1,088
Decrease in gains on sale of securities ......................     (180)      (57)
Increase (decrease) in mortgage banking income due to:
      Recognition of MSR's under SFAS 122 ....................      174     1,243
      Increase in gain on sale of mortgage loans held for sale    1,580       845
      Increased mortgage servicing fees ......................    2,618     1,169
      Gain on sale of mortgage servicing rights in 1995 ......   (1,687)    1,687
Increase in trust service fees ...............................      563       145
Increase in brokerage income .................................      473       423
Increase in travel agency fees ...............................      335       203
Increase (decrease) in credit life insurance fees ............      252       (15)
Increase in all other non-interest income ....................       81       510
                                                                -------   -------
      Total increase in non-interest income ..................  $ 5,278   $ 7,241
                                                                =======   =======

     The increases in non-interest income reflect the company's expanding mortgage banking business and continued increases in trust and investment services revenues. As previously mentioned, the company sold its travel business during the fourth quarter of 1996.
     TFMC purchased a $1.0 billion mortgage loan servicing portfolio in 1996 and a $1.2 billion servicing portfolio in 1995, increasing the size of the servicing portfolio from $1.3 billion at the end of 1994 to $3.3 billion at year-end 1996. The significant increase in mortgage servicing fees in 1996 and 1995 was due to this growth in the servicing portfolio. In the fourth quarter of 1995, TFMC acquired Correspondents Mortgage Company of Greensboro, North Carolina, doubling TFMC's wholesale mortgage lending capacity. The Greensboro office accounts for $2.1 million of the $4.4 million increase in mortgage banking income from 1995 to 1996, and $0.3 million of the increase from 1994 to 1995. Also in 1995, the company sold a $168 million mortgage loan servicing portfolio, resulting in a $1.7 million gain on the sale of mortgage servicing rights.
     Effective January 1, 1995, the company adopted on a prospective basis Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"). SFAS 122 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or were acquired through loan originations. In years prior to 1995, only purchased mortgage servicing rights ("MSR's") were recognized as assets. SFAS 122 also eliminates the previous requirement that gains on the sale of mortgage loans be offset against the related servicing right asset. As a result of SFAS 122, the company recognized $1.2 million in non-interest income, before amortization, in 1995 and $1.4 million in 1996.
     During 1994, the company engaged an outside consulting firm to review its banking products and services. As an outcome of this review, the company implemented a new product and fee structure in April 1995, which resulted in additional service charges on deposit accounts.

Non-interest Expenses
     Non-interest expenses for 1996 increased 22% over 1995, after increasing 10% from 1994 to 1995. The increases in non-interest expense were due to:


                                                                                    Increase (Decrease) in
                                                                                     Non-Interest Expenses
In thousands                                                                      1996 vs. 1995   1995 vs. 1994
                                                                                  ------------    -------------
      Second quarter initiatives ....................................................  $  5,807   $  --
      Increase in compensation and employee benefits ................................     5,541     4,258
      Increase in occupancy and equipment expense ...................................       449     1,106
      Increase in communications expense ............................................       909       476
      Deposit insurance:
            1996 SAIF assessment, net of fourth quarter refund ......................     2,563      --
            Decrease in deposit insurance premiums ..................................    (1,073)   (1,088)
      Increase (decrease) in advertising and public relations expense ...............      (410)      724
      Decrease in professional fees .................................................      (594)     (318)
      Increase in postage, printing and supplies ....................................       482       127
      Increase (decrease) in educational expense ....................................      (280)      424
      Increase (decrease) in foreclosed asset expense ...............................      (495)      315
      Increase in processing fees ...................................................       931       312
      Increase (decrease) in all other non-interest expenses ........................       763      (357)
                                                                                       --------   -------
                                                                                       $ 14,593   $ 5,979
                                                                                       ========   =======

     Costs recognized in the second quarter of 1996 which are associated with the initiative to refocus the company's resources on core financial services include severance and related payroll taxes and benefits, write-downs of fixed assets to be sold or abandoned, legal and accounting fees associated with discontinuing certain activities and various other costs associated with the disposition of assets. These charges provide for the cost of exiting several initiatives which the company entered in recent years, such as human resources consulting and venture capital. Also included in the charges are expenses associated with closing the Louisville, Kentucky office; mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee; and consolidation of operations in Bowling Green, Kentucky. Severance expense was also recognized related to changes designed to reduce costs in the retail delivery system and in investment management. The company sold its corporate jet, with the cost of its disposition included in second quarter expenses. The classification of these costs in the consolidated statement of income is as follows:

In thousands
               Compensation and employee benefits                        $1,798
               Net occupancy expense                                        475
               Furniture and equipment expense                              325
               Professional fees                                            340
               Writedowns and losses on sale of fixed assets              1,698
               Other expenses                                             1,171
                                                                         ------
                   Total costs associated with the initiative            $5,807
                                                                         ======

     The increases in non-interest expenses over the past two years also reflect the company's commitment to invest in new technology, product lines, distribution channels and people, to provide enhanced customer service and to support future growth.
     Compensation and benefits increased $5.5 million in 1996 (excluding the refocus initiative charges) as compared to 1995, and increased $4.3 million in 1995 versus 1994--the result of an expansion of the professional staff in 1994 and 1995. Of the increase in compensation and benefits in 1996 and 1995, $1.4 million and $0.8 million, respectively, represent increased payments associated with the company's implementation of an incentive-based compensation system.
     Advertising and public relations expense decreased $0.4 million in 1996, after increasing $0.7 million in 1995. During 1995, the company expanded its promotion of the new products and services added during the year, and an intensified sales training program resulted in a $0.4 million increase in educational expense that year.
     In general, the remaining increases in both 1996 and 1995 were related to an ongoing effort to build the company's infrastructure to accommodate future growth, requiring investments in staff as well as in buildings, equipment and information systems. Occupancy, furniture and equipment and communications costs increased $1.4 million in 1996 and $1.6 million in 1995. In addition, external data processing costs, primarily for mortgage loan servicing and electronic delivery of financial services, increased $0.9 million and $0.3 million in 1996 and 1995, respectively.
     As mentioned previously, the company recorded in the third quarter of 1996 a pre-tax charge of $2.7 million resulting from legislation enacted during 1996 designed to re-capitalize the SAIF. The $1.1 million decreases in deposit insurance premiums in both 1996 and 1995 were due to a reduction from $0.23 to $0.04 per $100 of deposits insured through the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund ("BIF"), effective June 1, 1995, and to zero effective January 1, 1996. Approximately 69% of the company's deposits are insured through the BIF. The remaining 31% of the company's deposits are insured through the SAIF. Insurance premiums on the SAIF deposits remained at $0.23 through 1996, however a refund of $122 thousand was received from the SAIF in the fourth quarter of 1996. For 1997, the company expects to recognize deposit insurance expense of approximately $0.065 per $100 of SAIF-insured deposits and $0.013 per $100 of BIF-insured deposits.

Income Taxes
     The company had income tax expense of $3.1 million in 1996, compared with $7.4 million in 1995 and $7.1 million in 1994. These represent effective tax rates of 31.2%, 32.6% and 32.9%, respectively. Further information on the company's income taxes can be found in note 12 to the consolidated financial statements.

Balance Sheet Review
     Assets at year-end 1996 totaled $2.0 billion, compared with $1.8 billion at December 31, 1995. Average total assets for 1996 increased $184 million from 1995, after increasing $85 million from 1994 to 1995. Average interest-earning assets increased $165 million from 1995 to 1996, and increased $69 million from 1994 to 1995.

Loans
     Total loans, net of unearned income, averaged $1.3 billion in 1996, compared with $1.2 billion in 1995 and $1.1 billion in 1994. At year-end 1996, loans totaled $1.5 billion, compared with $1.3 billion at December 31, 1995, and $1.1 billion at the end of 1994.
     The company has experienced strong loan growth throughout its markets over the past five years, with particular strength in middle market commercial and commercial real estate lending products. The following table presents a summary of the loan portfolio by category over that period.

Loans Outstanding
December 31

In thousands

                                       1996          1995          1994          1993        1992
Commercial ....................  $   466,365   $   372,822   $   318,970   $   320,952   $ 235,922
Commercial real estate ........      470,235       397,741       334,567       234,308     140,554
Residential real estate .......      385,894       357,697       339,605       303,283     292,847
Consumer ......................      130,444       132,401       153,754       150,202     114,820
                                 -----------   -----------   -----------   -----------   ---------
   Total loans ................    1,452,938     1,260,661     1,146,896     1,008,745     784,143
Less unearned income ..........       (1,939)       (2,150)       (3,063)       (3,656)     (3,843)
                                 -----------   -----------   -----------   -----------   ---------
   Loans net of unearned income  $ 1,450,999   $ 1,258,511   $ 1,143,833   $ 1,005,089   $ 780,300
                                 ===========   ===========   ===========   ===========   =========

Loan Concentrations
     Much of the increase in commercial and commercial real estate loans is financing the operations of the company's commercial customers. Although many of these loans are structured as mortgages, the company relies on the borrower's cash flow to service the loan, rather than on the sale of the underlying collateral. Commercial real estate loans include financing for industrial parks, residential developments, retail shopping centers, multi-family apartment complexes, industrial buildings, fast food and mid-scale restaurants, and hotels and motels. The primary source of repayment cannot be traced to any specific industry group.
     The percentage distribution of the company's loans, by industry, is shown in the following table.

                       Loans by Industry
                       December 31, 1996
                       As a percentage of total loans

                       Agriculture                                          2.9%
                       Apartment buildings                                  2.6
                       Construction and land development                    8.4
                       Finance and insurance                                1.9
                       Manufacturing:
                          Durable goods                                     7.1
                          Non-durable goods                                 3.9
                       Mining                                               3.1
                       Services:
                          Health                                            2.7
                          Hotels and  motels                                4.1
                          Other than health and hotels                      4.6
                       Wholesale trade                                      3.1
                       Retail trade:
                          Restaurants                                       4.9
                          Food stores                                       2.3
                          Automotive                                        1.6
                          Other                                             2.2
                       Other commercial real estate                         7.2
                       All other commercial loans                           1.9
                                                                         -------
                       Total commercial and commercial real estate loans   64.5
                       Residential real estate loans                       26.6
                       Consumer loans                                       8.9
                                                                         -------
                             Total loans, net of unearned income          100.0%
                                                                          =====

     Substantially all of the company's loans are to customers located in Kentucky and Tennessee, in the immediate market areas of the banks. However, the company has one $6.3 million commercial loan to a Mexican affiliate of a U.S. corporation. The loan represents financing for an essential part of the operations of an established customer located in the company's primary market area.
     On December 31, 1996, the company's 49 largest credit relationships consisted of loans and loan commitments ranging from $5 million to $20 million, none of which was classified as non-performing. The aggregate amount of these credit relationships was $472 million.
     The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 1996. Maturities are based upon contractual terms. The company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

Loan Maturities and Rate Sensitivity
December 31, 1996
In thousands

                                                            One Year  One Through   Over       Total
                                                             or Less  Five Years  Five Years   Loans
By maturity date:
  Commercial ...............................................  $184,900  $121,031  $160,434  $466,365
  Commercial real estate ...................................   100,581    61,855   307,799   470,235
                                                              --------  --------  --------  --------
    Total ..................................................  $285,481  $182,886  $468,233  $936,600
                                                              ========  ========  ========  ========

  Fixed rate loans .........................................  $ 54,482  $ 73,759  $ 60,079  $188,320
  Floating rate loans ......................................   230,999   109,127   408,154   748,280
                                                              --------  --------  --------  --------
    Total ..................................................  $285,481  $182,886  $468,233  $936,600
                                                              ========  ========  ========  ========


By next repricing opportunity:
  Commercial ...............................................  $401,117  $ 48,912  $ 16,336  $466,365
  Commercial real estate ...................................   386,956    38,719    44,560   470,235
                                                              --------  --------  --------  --------
    Total ..................................................  $788,073  $ 87,631  $ 60,896  $936,600
                                                              ========  ========  ========  ========

  Fixed rate loans .........................................  $ 54,482  $ 73,759  $ 60,079  $188,320
  Floating rate loans ......................................   733,591    13,872       817   748,280
                                                              --------  --------  --------  --------
    Total ..................................................  $788,073  $ 87,631  $ 60,896  $936,600
                                                              ========  ========  ========  ========


Asset Quality
     Non-performing loans, which include non-accrual loans, accruing loans past due over 90 days and restructured loans, totaled $10.6 million at the end of 1996, a decrease of $6.7 million from December 31, 1995. The ratio of non-performing loans to year-end loans was 0.73%, compared with 1.38% at year-end 1995 and 0.69% at December 31, 1994. Non-performing loans increased $4.2 million in the fourth quarter of 1995, primarily due to placing one commercial loan in non-accrual status. Non-performing assets, which include non-performing loans, foreclosed real estate and other foreclosed property, totaled $12.4 million at year-end 1996, and the ratio of total non-performing assets to total assets decreased to 0.62% at year-end 1996, from 1.24% at December 31, 1995.
     The following table presents information concerning non-performing assets, including non-accrual and restructured loans:

 Non-performing Assets
 December 31
 Dollars in thousands


                                                      1996       1995        1994      1993       1992
Non-accrual loans ...............................   $ 4,717    $12,708    $ 4,375    $ 5,926    $ 3,986
Accruing loans which are contractually
  past due 90 days or more ......................     5,863      4,617      3,514      2,377      4,262
Restructured loans ..............................         4         14         30      1,591        718
                                                    -------    -------    -------    -------    -------
  Total non-performing and restructured loans ...    10,584     17,339      7,919      9,894      8,966
Foreclosed real estate ..........................     1,608      4,329      4,998      5,869      9,036
Other foreclosed property .......................       184        677        199        113       --
                                                    -------    -------    -------    -------    -------
  Total non-performing and restructured loans
    and foreclosed property .....................   $12,376    $22,345    $13,116    $15,876    $18,002
                                                    =======    =======    =======    =======    =======

Non-performing and restructured loans
  as a percentage of loans net of unearned income      0.73%      1.38%      0.69%      0.98%      1.15%
Non-performing and restructured loans and other
  real estate as a percentage of total assets ...      0.62%      1.24%      0.81%      0.99%      1.30%

     Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
     Two commercial credit relationships account for $2.1 million, or 45%, of the company's non-accrual loans at December 31, 1996, and 20% of total non-performing and restructured loans. The larger of these credits is to a specialty apparel manufacturer and the other is to a company in the coal mining industry. An allowance for loan losses in the amount of $164 thousand has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. The remaining non-accrual balance consists of various commercial and consumer loans, with no single loan exceeding $350,000.
     The increase over the past two years in accruing loans past due 90 days or more is principally related to residential real estate loans. Personal bankruptcies, particularly Chapter 13 filings, have been rising in Tennessee and Kentucky over the past two years. This form of bankruptcy forestalls foreclosure on a wage earner's residence as long as monthly payments are resumed and a small additional payment is made to the lender to be applied to the delinquent mortgage payments. Such a payment plan may stretch out to several years the period required to bring payments current. Although these loans may be well secured and in the process of collection, most are reported as more than 90 days past due and accruing interest.
     Foreclosed real estate at December 31, 1996, includes one property with a book value of $340 thousand, or 21% of the outstanding balance. This property was acquired through foreclosure in 1986, with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. Subsequently, the company dissolved the joint venture and retained title to the property. Several parcels have been sold to date. Based on an appraisal of the property and previous sales experience, management does not anticipate a loss to be incurred on disposition of the remaining parcels. A second property which was included in foreclosed real estate on December 31, 1995, is a manufacturing facility which was acquired in the fourth quarter of 1995. The property was sold in the fourth quarter of 1996. The remaining balance of foreclosed real estate consists of several properties, with no single property exceeding $250,000.
     As of December 31, 1996, the company had $8.4 million of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance for loan losses is established through a provision for loan losses charged to expense. The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. At December 31, 1996, the allowance was $18.1 million, compared with $15.8 million at December 31, 1995, and $12.5 million at December 31, 1994. The allowance as a percentage of non-performing loans was 171% at December 31, 1996, as compared to 91% at year-end 1995, and 158% at December 31, 1994. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 1996, was 1.25%, compared with 1.25% at December 31, 1995, and 1.10% at December 31, 1994.
     Following is a summary of the changes in the allowance for loan losses for each of the past five years.

 Summary of Loan Loss Experience
 For the years ended December 31
 Dollars in thousands


                                                       1996         1995        1994        1993        1992
Balance at beginning of year .................   $   15,779   $   12,529   $   12,505   $    9,596   $  7,700
Provision for loan losses ....................       13,914        5,260        2,212        2,794      2,618
Balance of allowance for loan losses
  of acquired subsidiaries at acquisition date         --           --           --          2,433      1,016
Amounts charged off:
  Commercial and commercial real estate ......       10,012          993        1,873        2,195      1,623
  Residential real estate ....................          372          106           80          315        138
  Consumer ...................................        2,083        1,426          838          936        738
                                                 ----------   ----------   ----------   ----------   --------
  Total loans charged off ....................       12,467        2,525        2,791        3,446      2,499
Recoveries of amounts previously charged off:
  Commercial and commercial real estate ......          390          228          232          615        323
  Residential real estate ....................           38            8           41          115        106
  Consumer ...................................          411          279          330          398        332
                                                 ----------   ----------   ----------   ----------   --------
  Total recoveries ...........................          839          515          603        1,128        761
                                                 ----------   ----------   ----------   ----------   --------
  Net charge-offs ............................       11,628        2,010        2,188        2,318      1,738
                                                 ----------   ----------   ----------   ----------   --------
Balance at end of year .......................   $   18,065   $   15,779   $   12,529   $   12,505   $  9,596
                                                 ==========   ==========   ==========   ==========   ========

Total loans, net of unearned income:
  Average ....................................   $1,346,754   $1,190,101   $1,073,580   $  898,834   $719,184
  At December 31 .............................    1,450,999    1,258,511    1,143,833    1,006,796    780,846
As a percentage of average loans:
  Net charge-offs ............................       0.86 %       0.17 %       0.20 %       0.26 %     0.24 %
  Provision for loan losses ..................         1.03         0.44         0.21         0.31       0.36
Allowance as a percentage of year-end loans ..         1.25         1.25         1.10         1.24       1.23
Allowance as a percentage of non-performing
  and restructured loans .....................        170.7         91.0        158.2        126.4      107.0

     The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall quality of the loan portfolio, historical loan loss experience, loan delinquency trends, and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. These potential loss situations are identified by account officers' evaluations of their own portfolios, as well as by an independent loan review function.
     Management believes that the allowance for loan losses at December 31, 1996, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank and thrift regulatory authorities, as a part of their periodic examinations of the banks, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.
     The tables below present an allocation of the allowance for loan losses by category of loan and a percentage distribution of the allowance allocation. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation of the allowance for loan losses is an estimate of the portion of the allowance which will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan from being used to absorb losses of another loan type.

 Allocation of Allowance for Loan Losses
 December 31
 In thousands              1996      1995       1994      1993     1992
Commercial ............   $ 9,080   $ 9,133   $ 7,529   $ 6,870   $4,813
Commercial real estate      5,375     4,089     1,883     1,718    1,203
Residential real estate     1,010       640       977     1,358    1,720
Consumer ..............     2,600     1,917     2,140     2,559    1,860
                          -------   -------   -------   -------   ------
   Total ..............   $18,065   $15,779   $12,529   $12,505   $9,596
                          =======   =======   =======   =======   ======


 Allocation of Year-End Allowance for Loan Losses
   and Percentage of Each Type of Loan to Total Loans
 December 31

                                  1996               1995            1994               1993              1992
                          Allowance  Loans  Allowance   Loans  Allowance  Loans  Allowance Loans  Allowance  Loans
Commercial ............       50.2%  32.0%    57.9%    29.5%    60.1%     27.8%    54.9%    31.7%    50.2%    30.1%
Commercial real estate        29.8   32.4     25.9     31.6     15.0      29.2     13.7     23.2     12.5     17.9
Residential real estate        5.6   26.6      4.1     28.4      7.8      29.6     10.9     30.2     17.9     37.4
Consumer ..............       14.4    9.0     12.1     10.5     17.1      13.4     20.5     14.9     19.4     14.6
                              ----   ----     ----     ----     ----      ----     ----     ----     ----     ----


   Total ..............      100.0% 100.0%   100.0%   100.0%   100.0%    100.0%   100.0%   100.0%   100.0%    100.0%
                             ====   =====    =====    =====    =====     ======   =====    =====    =====     =====


Securities, Federal Funds Sold and Resale Agreements
     Securities, including those classified as held to maturity and available for sale, averaged $292 million in 1996, compared with $305 million in 1995 and $354 million in 1994. The decline in the securities portfolio throughout this period was substantially the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.
     The company reclassified all securities to available for sale on November 30, 1995, as permitted by the Financial Accounting Standards Board in a special one-time reassessment.
     The tables below present the carrying value of securities for each of the past three years and the maturities and yield characteristics of securities as of December 31, 1996.

 Carrying Value of Securities
 December 31
 In thousands                                1996      1995        1994
 U.S. Treasury and federal agencies:
  Available for sale ..................   $128,296   $142,199   $146,484
  Held to maturity ....................       --         --        3,081
Collateralized mortgage obligations and
 mortgage-backed securities:
  Available for sale ..................     67,626     81,900     70,895
  Held to maturity ....................       --         --       26,372
State and municipal obligations:
  Available for sale ..................     51,311     55,552       --
  Held to maturity ....................       --         --       49,752
Other securities:
  Available for sale ..................     37,922     18,571     12,264
  Held to maturity ....................       --         --        5,553
                                          --------   --------   --------
Total securities:
  Available for sale ..................    285,155    298,222    229,643
  Held to maturity ....................       --         --       84,758
                                          --------   --------   --------
   Total securities ...................   $285,155   $298,222   $314,401
                                          ========   ========   ========


 Maturity Distribution of Securities
 December 31, 1996
 Dollars in thousands


                                                     Over           Over
                                                     One Year     Five Years
                                       One Year      Through       Through      Over        Equity       Total         Market
                                       or Less      Five Years    Ten Years   Ten Years   Securities   Maturities      Value
U.S. Treasury and federal agencies ..     $72,883     $38,779     $17,668     $            $            $129,330     $128,296
Collateralized mortgage obligations
  and mortgage-backed securities:(F1)         839       6,154      18,109      42,950          --         68,052       67,626
State and municipal obligations .....       2,808      13,758      21,911      11,460          --         49,937       51,311
Other securities ....................      11,217       2,063       1,147         103        23,415       37,945       37,922
                                          -------     -------     -------     -------     ---------     --------     --------
  Total securities available for sale     $87,747     $60,754     $58,835     $54,513     $  23,415     $285,264     $285,155
                                          =======     =======     =======     =======     =========     ========     ========

Percent of total ....................     30.76 %     21.30 %     20.62 %     19.11 %         8.21 %     100.00 %
Weighted average yield(F2) ...........     5.41 %      5.03 %      5.49 %      5.92 %         6.51 %       5.53 %

(F1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 1996 prepayment projections.
(F2)  The weighted average yields are based on amortized cost.


Mortgage Servicing Rights
     The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"). SFAS 122 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or were acquired through loan originations. In prior years, only purchased mortgage servicing rights ("MSR's") were recognized as assets. MSR's totaled $41.9 million at December 31, 1996, compared with $28.3 million at December 31, 1995, and $9.2 million at year-end 1994. During 1996 and 1995, the company purchased servicing portfolios with mortgage loan principal balances of $1.0 billion and $1.2 billion, respectively. The company recognized MSR's of $12.5 million and $21.1 million, respectively, on these purchased portfolios.
     The carrying value of MSR's and the related amortization are evaluated quarterly in relation to their fair values. The company evaluates the carrying value of the MSR's by estimating the present value of the future net servicing income of the rights, using a discounted valuation method and based on management's best estimate of remaining loan lives. Serviced loans are stratified into four interest rate tranches and two loan types. Impairment and subsequent adjustments in each stratum, if any, are recognized by a valuation allowance and a charge against servicing income.
     Prepayments of mortgage loans can have a considerable impact on the value of the MSR portfolio. Prepayments result from a variety of factors, but a declining mortgage loan interest rate environment is generally considered to be the most significant of these. As of December 31, 1996, approximately 48% of the MSR recognized on the balance sheet was related to loans which have contractual interest rates from 7% to 7.99%, with a weighted average rate of 7.48%. Loans with contractual rates from 8% to 8.99%, with a weighted average rate of 8.31%, account for another 36% of the MSR balance. If mortgage rates should decline substantially from current levels, the carrying value of the MSR's could become impaired in future periods.
     To mitigate this risk, in 1996 the company purchased a $75 million (notional amount) interest rate "floor" contract in which the company will receive interest on the notional amount to the extent that the interest rate on ten-year constant maturity U.S. Treasury Notes falls below 5.50%. The cost of this contract was $548,000 and its fair value as of December 31, 1996, was $479,000. The cost, which is included in other assets in the consolidated balance sheet, is being amortized on a straight-line basis over the five-year life of the contract. In January 1997, the company purchased a second five-year floor contract, with a $100 million notional amount and a 5.25% floor rate. The cost of this contract was $455,000. Management believes that the increase in market value of these two floor contracts which would result from a 100 basis-point drop in the interest rate on ten-year Treasuries would substantially offset the impairment in the MSR likely to occur with such a decline in interest rates. Although management believes it is unlikely that ten-year Treasury rates will drop below 5.25% in the foreseeable future, and may take additional action to limit the company's exposure if rates begin to decline significantly, the company is currently exposed to potential impairment of the MSR asset if rates should drop by more than 100 basis points.


Deposits
     Total deposits averaged $1.5 billion in 1996, an $82 million, or 6%, increase over 1995. Approximately 48% of the increase in average deposits was due to brokered certificates of deposit issued during 1996--$55 million in the second quarter and $50 million in the fourth quarter--in order to fund loan growth. Average deposits for 1995 were $1.4 billion, a 4% increase over 1994. The company issued in the first quarter of 1995 $30 million of brokered certificates of deposit and purchased $41 million of deposits from an unaffiliated bank. Excluding these transactions, average deposits would have grown approximately $10 million from 1994 to 1995.
     During 1996 the company implemented a program that sweeps excess funds from targeted interest-bearing demand accounts into money market accounts. This program has significantly reduced the Federal Reserve Bank reserve requirements for the banks.
     Time deposits of $100,000 or more totaled $336.1 million at December 31, 1996, compared with $206.9 million at December 31, 1995. Interest expense on time deposits of $100,000 or more was $16.5 million in 1996, $11.8 million in 1995 and $6.3 million in 1994. The following table shows the maturities of time deposits of $100,000 or more, including brokered certificates of deposit, as of December 31, 1996.

 Maturity of Time Deposits of $100,000 or More
 December 31, 1996
 In thousands
 Three months or less                                              $104,351
 Over three through six months                                       29,473
 Over six through twelve months                                      62,399
 Over one year through two years                                     37,165
 Over two years through five years                                  101,966
 Over five years                                                        723
                                                                ------------
    Total                                                          $336,077

     Brokered certificates of deposit, which are included in the above maturity schedule, mature as follows:

 Maturity of Brokered Certificates of Deposit
 December 31, 1996
 In thousands
 Three months or less                                              $ 30,000
 Over three through six months                                          -
 Over six through twelve months                                      25,000
 Over one year through two years                                     20,000
 Over two years through five years                                   60,000
                                                                 ----------
    Total                                                          $135,000

     Other information regarding time deposits is contained in note 19 to the consolidated financial statements.


Liquidity, Short-term Borrowings and Capital Resources Information regarding short-term borrowings is presented below.

 Short-term Borrowings
 Dollars in thousands
                                                       1996       1995       1994
Federal funds purchased and repurchase agreements:
  Balance at year end ............................   $ 71,879   $ 75,594   $ 74,553
  Weighted average rate at year end ..............     6.26 %     4.83 %     3.50 %
  Average balance during the year ................     42,010     47,219     40,303
  Weighted average rate during the year ..........     4.64 %     4.27 %     3.11 %
  Maximum month-end balance ......................     89,640     82,607     74,553
Other short-term borrowings:
  Balance at year end ............................     55,000     45,014     48,033
  Weighted average rate at year end ..............     5.42 %     6.67 %     6.36 %
  Average balance during the year ................     56,136     40,652     36,669
  Weighted average rate during the year ..........     5.55 %     7.34 %     4.68 %
  Maximum month-end balance ......................     70,005     61,831     48,840
Total short-term borrowings:
  Balance at year end ............................    126,879    120,608    122,586
  Weighted average rate at year end ..............     5.90 %     5.52 %     4.62 %
  Average balance during the year ................     98,146     87,871     76,972
  Weighted average rate during the year ..........     5.16 %     5.69 %     3.86 %
  Maximum month-end balance ......................    159,645    120,608    122,586

     Substantially all federal funds purchased and repurchase agreements mature in one business day. Due to an unusually high demand in the market for overnight funds on December 31, 1996, the rate the company paid for federal funds, excluding repurchase agreements, on that date was also unusually high (7.12%). The weighted average rate on the company's federal funds purchased was 5.61% on December 30, 1996, and was 6.02% on the first business day after year end. Other short-term borrowings principally represent Federal Home Loan Bank ("FHLB") advances to TFB-FSB and TFB-KY (with varying maturity dates), which are funding residential mortgage and commercial loans.
     Long-term debt averaged $125.6 million in 1996, compared with $46.8 million in 1995 and $40.8 million in 1994. The increase in 1996 is due to the issuance by TFB-KY in the fourth quarter of 1995 of $20 million of two-year notes and $30 million of three-year notes under a $250 million senior bank note program; in the second quarter of 1996 another $25 million of four-year bank notes were issued. These notes were issued to support growth in the loan portfolio. Notes issued to date bear interest at fixed rates of 6.32%, 6.48% and 7.13%, respectively. The notes issued in 1995 have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Interest rate swaps are discussed more fully in the Asset/Liability Management section which follows and in note 14 to the consolidated financial statements.
     In addition, TFB-KY borrowed on a long-term basis $30 million from the FHLB in the first quarter of 1996 to fund residential mortgage and commercial loans. Long-term debt also includes financing from an unaffiliated commercial bank for the company's leveraged ESOP. Total ESOP debt was $2.5 million at December 31, 1996, and $3.0 million at December 31, 1995.
     The company has a $5 million unsecured operating line of credit with an unaffiliated commercial bank that is used from time to time to supplement the company's cash requirements. The line was not in use at December 31, 1996 or 1995. Also, under the book-entry senior bank note program, TFB-KY may issue up to an additional $175 million of bank notes from time to time in maturities from 30 days to 30 years.
     See note 9 to the consolidated financial statements for a further description of the terms of these borrowings. The company's capital ratios at December 31, 1996 and 1995 (calculated in accordance with regulatory guidelines) were as follows:

December 31                                       1996                  1995

Tier 1 risk based                                 7.68%                 8.64%
   Regulatory minimum                             4.00                  4.00
Total risk based                                 10.87                 12.15
   Regulatory minimum                             8.00                  8.00
Leverage                                          6.12                  6.70
   Regulatory minimum                             3.00                  3.00


     Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at December 31, 1996. The decrease in these ratios over the past year is due to asset growth--particularly commercial and commercial real estate loans--combined with minimal growth in shareholders' equity as a result of the decline in net income in 1996. Notwithstanding the 1996 decline in net income, primarily due to the loss incurred in the second quarter, the Board of Directors chose to maintain the quarterly dividend at $0.16. As a result, the company paid dividends slightly in excess of earnings for 1996. Although there can be no assurance, management expects the company will pay dividends in 1997 of approximately 30% to 40% of net income.
     Approximately half of the $18.1 million increase in equity capital during 1995 was provided by retained earnings. Most of the remaining portion was due to a $7.7million decline in the net unrealized loss on securities available for sale.
     To maintain a desired level of liquidity, the company has several sources of funds available. The company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. At December 31, 1996, the retained earnings of the banks totaled $69.7 million, of which $24.0 million was available for the payment of dividends to the parent company.

Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company's policies are designed to manage the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity while optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements.
     The company uses an earnings simulation model to monitor and evaluate the impact of changing interest rates on earnings. The simulation model used by the company is designed to reflect the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments, combining the various factors affecting rate sensitivity into a two-year earnings outlook. Among the factors the model utilizes are rate-of-change differentials, such as federal funds rates versus savings account rates; maturity effects, such as calls on securities; and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels and floating-rate loans that may be tied or related to prime, Treasury Notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans.
     The model is updated monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic view of net interest income is derived once probabilities have been assigned to those key rates.
     By forecasting a most likely rate environment, the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. As of December 31, 1996, the company's most likely rate environment assumed the federal funds rate and prime lending rate at 5.25% and 8.25%, respectively, rising to 5.75% and 8.75%, respectively, by December of 1997. The following illustrates the effects on net interest income of an immediate shift in market interest rates compared to the most likely rate assumptions used in the company's model:

-------------------------------------------------------------------------------
Basis-point change                           +200 bp  +100 bp  -100 bp  -200 bp
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Increase (decrease) in net interest income    3.3%     1.9%    - 0 -%    (0.2)%
-------------------------------------------------------------------------------

     As of December 31, 1996, management believes the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. It should be noted that some of the assumptions made in the use of the simulation model will inevitably not materialize and unanticipated events and circumstances will occur; in addition, the simulation model does not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     A second interest rate sensitivity tool utilized by the company is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer-term view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using statistical rate simulation techniques.
     To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions which partially neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate. In a higher interest-rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from interest rate swap transactions. Conversely, if interest rates decline, the swaps will mitigate the company's exposure to reduced net interest income.
     See also the Mortgage Servicing Rights section of this discussion regarding the use of interest rate floor contracts to hedge against the potential impairment of the MSR asset resulting from a significant decline in interest rates. Interest rate swap transactions are described more fully in note 14 to the consolidated financial statements.

Quarterly Results
     Following is a summary of quarterly operating results for 1996 and 1995:

 Quarterly Results of Operations
 In thousands, except per share data

                                              1996                                     1995
                            4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.   4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.

 Interest income            $38,995   $37,896   $36,215   $34,829    $35,097   $34,222   $33,236   $31,673
 Interest expense            19,215    18,626    17,940    17,285     17,244    16,686    16,039    14,630
                            -------  --------   -------   -------    -------   -------   -------   -------
 Net interest income         19,780    19,270    18,275    17,544     17,853    17,536    17,197    17,043
 Provision for loan losses    2,651     1,621     8,421     1,221      3,180       780       780       520
                            -------  --------   -------   -------    -------   -------   -------   -------
 Net interest income after
      provision              17,129    17,649     9,854    16,323     14,673    16,756    16,417    16,523
 Non-interest income          7,756     7,394     7,304     7,235      7,062     5,764     6,925     4,660
 Non-interest expenses       17,286    20,472    24,765    18,119     17,500    15,801    17,185    15,563
                            -------  --------   -------   -------    -------   -------   -------   -------
 Income before income taxes   7,599     4,571    (7,607)    5,439      4,235     6,719     6,157     5,620
 Income tax expense           2,284     1,557    (2,424)    1,703      1,378     2,175     2,038     1,825
                            -------  --------   -------   -------    -------   -------   -------   -------
 Net income                 $ 5,315   $ 3,014   $(5,183)  $ 3,736    $ 2,857   $ 4,544   $ 4,119   $ 3,795
                            =======   =======   =======   =======    =======   =======   =======   =======

 Earnings per common share  $  0.46   $  0.26   $ (0.45)  $  0.33    $  0.25   $  0.40   $  0.36   $  0.34
                            =======   =======   =======   =======    =======   =======   =======   =======

     Significant factors affecting the comparability of quarterly results for 1996 include the second quarter pretax charge of $5.8 million related to the commitment to refocus on core financial services, reduce operating expenses and exit from less-profitable initiatives, and a $7.2 million increase in the quarterly loan loss provision in the second quarter as compared to the first quarter. These second quarter charges resulted in a net loss for the first half of 1996. Deposit insurance expense for the third quarter of 1996 was impacted by the $2.7 million (pretax) SAIF assessment. Due to a decline in deposit insurance premiums following the re-capitalization of the SAIF, the company received in the fourth quarter of 1996 a $122 thousand refund of deposit insurance premiums.
     Non-interest income in the second quarter of 1995 included a $1.7 million pre-tax gain from the sale of mortgage servicing rights. For the third quarter of 1995, deposit insurance expense was reduced by a $585 thousand refund of FDIC premiums paid in the second quarter. The refund was associated with an over-capitalization of the Bank Insurance Fund.


===============================================================================
This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate); competition for the company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the company's customers; delays in,customer reactions to, and other unforeseen complications with respect to, the implementation of the cost containment measures; and other risks detailed in the company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the company.
================================================================================



 Consolidated Statistical Information (F1)(F2)
 For the years ended December 31
 Dollars in thousands, except per share data


                                                         1996          1995          1994          1993           1992

 Interest income                                        $147,935      $134,228      $113,982     $102,819        $95,343
 Interest expense                                         73,066        64,599        47,375       44,250         46,763
                                                        --------      --------      --------      -------        -------
 Net interest income                                      74,869        69,629        66,607       58,569         48,580
 Provision for loan losses                                13,914         5,260         2,212        2,794          2,618
                                                        --------      --------      --------      -------        -------
 Net interest income after provision for loan losses      60,955        64,369        64,395       55,775         45,962
 Non-interest income                                      29,689        24,411        17,170       17,032         13,793
 Non-interest expenses                                    80,642        66,049        60,070       52,830         39,890
                                                        --------      --------      --------      -------        -------
 Income before income taxes and cumulative
   effect of change in accounting principle               10,002        22,731        21,495       19,977         19,865
 Income tax expense                                        3,120         7,416         7,075        6,223          6,400
                                                        --------      --------      --------      -------        -------
 Income before cumulative effect
   of change in accounting principle                       6,882        15,315        14,420        13,754        13,465
 Cumulative effect of change in accounting principle           -             -             -           296             -
                                                        --------      --------      --------      --------       -------
 Net income                                             $  6,882      $ 15,315      $ 14,420      $ 14,050       $13,465
                                                        ========      ========      ========      ========       =======
 Net income applicable to common stock                  $  6,882      $ 15,315      $ 14,366      $ 13,969       $13,328
                                                        ========      ========      ========      ========       =======

 Per common share:
   Primary earnings per share                           $   0.60    $     1.35     $    1.28     $    1.24     $    1.25
   Fully-diluted earnings per share                         0.59          1.34          1.28          1.24          1.25
   Common shareholders' equity at year end                 11.55         11.49          9.96          9.96          9.01
   Cash dividends declared                                  0.64          0.60          0.56          0.51          0.44
   Year-end common stock price                             23.00         17.88        1 3.00         16.50         15.19
 At year end:
   Total assets                                       $2,003,952    $1,795,649    $1,617,835    $1,597,453    $1,380,626
   Total loans, net of unearned income                 1,450,999     1,258,511     1,143,833     1,005,089       780,300
   Total deposits                                      1,579,217     1,444,483     1,335,509     1,376,227     1,222,050
   Long-term debt                                        140,903        86,605        37,334        54,217        21,957
   Total shareholders' equity                            131,316       129,767       111,632       112,036        99,406
   Common shareholders' equity                           131,316       129,767       111,632       111,026        98,396
   Allowance for loan losses                              18,065        15,779        12,529        12,505         9,596
 Selected ratios:
   Return on average assets                                 0.37%         0.92%         0.91%         0.96%         1.10%
   Return on average shareholders' equity                   5.32         12.55         12.89         13.24         14.56
   Return on average common shareholders' equity            5.32         12.55         12.92         13.29         14.57
   Average shareholders' equity to average
     total assets                                           6.97          7.30          7.05          7.25          7.58
   Leverage ratio                                           6.12          6.70          6.95          6.47          6.57
   Tier 1 risk-based capital ratio                          7.68          8.64          9.47          9.36         11.05
   Total risk-based capital ratio                          10.87         12.15         13.31         13.50         12.51
   Common dividend payout ratio                           106.52         44.49         43.88         41.05         35.10
   Allowance for loan losses as a percentage
     of year-end loans                                      1.25          1.25          1.10          1.24          1.23
   Allowance for loan losses as a percentage
     of non-performing loans                              170.68         91.00        158.21        126.39        107.03
   Non-performing loans as a percentage
     of year-end loans                                      0.73          1.38          0.69          0.98          1.15
   Net charge-offs as a percentage of
     average loans                                          0.86          0.17          0.20          0.26          0.24
   Net interest margin                                      4.42          4.56          4.57          4.32          4.31
 Other data:
   Number of full-time-equivalent employees at
     year end                                                881           932           836           829           672
   Number of common shareholders of record at
     year end (F2)                                         1,706         1,810         1,907         1,273         1,031
   Common share trading volume                         9,275,700     4,520,000     3,404,400     4,992,300     5,598,900

(F1) During 1995, 1993 and 1992, the company acquired one commercial bank, three thrift institutions and certain branches of another thrift institution in transactions accounted for using the purchase method of accounting. Financial information pertaining to the acquired entities since the acquisition dates has been included in the consolidated financial statements. See note 4 to the consolidated financial statements.
(F2) In 1994 and 1992, the company merged with four bank holding companies in
transactions   accounted   for  using  the pooling-of-interests method of
accounting. Accordingly, all financial data has been restated as if the entities were combined for all periods presented. See note 4 to the consolidated financial statements. Shareholders of record for 1993 and 1992 have not been restated to reflect holders of shares issued in connection with these business combinations.


Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of the registrant and report of independent auditors are included herein:
       Report  of KPMG  Peat  Marwick  LLP,  Independent  Auditors
       Consolidated Balance Sheets--December 31, 1996 and 1995
       Consolidated Statements of Income--Years ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 1996, 1995 and 1994
       Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994
       Notes to Consolidated Financial Statements

     Additional information for this item is included in the table entitled "Quarterly Results of Operations" in Item 7 of this report.






                          Independent Auditors' Report



The Board of Directors and Shareholders of Trans Financial, Inc.:


     We have audited the accompanying consolidated balance sheets of Trans Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Financial, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.
     As discussed in note 2 to the consolidated financial statements, in 1995 the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights."

                                   /s/ KPMG Peat Marwick LLP
                                   -------------------------

KPMG Peat Marwick LLP
Louisville, Kentucky
January 20, 1997



 Consolidated Balance Sheets
 December 31 - In thousands, except share data

                                                                                 1996           1995
 Assets
Cash and due from banks ...................................................  $    75,054   $    81,703
Interest-bearing deposits with banks ......................................           98           197
Mortgage loans held for sale ..............................................       67,999        46,311
Securities available for sale (amortized cost of $285,264 as of
   December 31, 1996 and $298,798 as of December 31, 1995) ................      285,155       298,222
Loans, net of unearned income .............................................    1,450,999     1,258,511
Less allowance for loan losses ............................................       18,065        15,779
                                                                                --------       -------
   Net loans ..............................................................    1,432,934     1,242,732
Premises and equipment, net ...............................................       37,377        41,458
Mortgage servicing rights .................................................       41,866        28,284
Other assets ..............................................................       63,469        56,742
                                                                                --------       -------
   Total assets ...........................................................  $ 2,003,952   $ 1,795,649
                                                                              ==========     =========

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing ...................................................  $   231,717   $   206,725
   Interest bearing .......................................................    1,347,500     1,237,758
                                                                               ---------     ---------
   Total deposits .........................................................    1,579,217     1,444,483
Federal funds purchased and repurchase agreements .........................       71,879        75,594
Other short-term borrowings ...............................................       55,000        45,014
Long-term debt ............................................................      140,903        86,605
Other liabilities .........................................................       25,637        14,186
                                                                               ---------     ---------
   Total liabilities ......................................................    1,872,636     1,665,882
Commitments and contingencies (notes 13 and 14)
Shareholders' equity:
   Preferred stock ........................................................         --            --
   Common stock, no par value. Authorized 50,000,000 shares;
      issued and outstanding 11,372,532 and 11,293,291 shares, respectively       21,324        21,175
   Additional paid-in capital .............................................       44,745        43,872
   Retained earnings ......................................................       67,790        68,152
   Net unrealized gain(loss) on securities available for sale, net of tax .          (92)         (403)
   Employee Stock Ownership Plan shares purchased with debt ...............       (2,451)       (3,029)
                                                                                ---------     ---------
   Total shareholders' equity .............................................      131,316       129,767
                                                                                ---------     ---------
   Total liabilities and shareholders' equity .............................  $ 2,003,952   $ 1,795,649
                                                                               =========     =========
 See accompanying notes to consolidated financial statements.




 Consolidated Statements of Income
 Years Ended December 31
 In thousands, except per share data

                                                                          1996        1995       1994

 Interest income
   Loans, including fees                                               $131,466    $115,757    $94,020
   Federal funds sold and resale agreements                                  52         804        540
   U.S. Treasury and federal agencies                                    11,450      13,532     15,444
   State and municipal obligations                                        2,820       2,861      2,770
   Other securities                                                       2,133       1,257      1,104
   Interest-bearing deposits with banks                                      14          17        104
                                                                        --------    -------    -------
     Total interest income                                              147,935     134,228    113,982
 Interest expense
   Deposits                                                              59,795      56,465     41,724
   Federal funds purchased and repurchase agreements                      1,949       2,014      1,253
   Other short-term borrowings                                            3,117       2,983      1,715
   Long-term debt                                                         8,205       3,137      2,683
                                                                        --------    -------    -------
     Total interest expense                                              73,066      64,599     47,375
                                                                        --------    -------    -------
 Net interest income                                                     74,869      69,629     66,607
                                                                        --------    -------    -------
   Provision for loan losses                                             13,914       5,260      2,212
                                                                        --------    -------    -------
 Net interest income after provision for loan losses                     60,955      64,369     64,395
 Non-interest income
   Service charges on deposit accounts                                    9,541       8,472      7,384
   Mortgage banking income                                               10,381       6,009      2,752
   Gain on sale of mortgage servicing rights                                  -       1,687          -
   Gain on sale of securities, net                                           20         200        257
   Trust services                                                         1,955       1,392      1,247
   Brokerage income                                                       2,201       1,728      1,305
   Other                                                                  5,591       4,923      4,225
                                                                        --------    -------    -------
     Total non-interest income                                           29,689      24,411     17,170
 Non-interest expenses
   Compensation and benefits                                             37,927      30,588     26,330
   Net occupancy expense                                                  5,206       4,836      4,572
   Furniture and equipment expense                                        7,005       6,126      5,284
   Deposit insurance                                                      3,585       2,095      3,183
   Professional fees                                                      3,170       3,424      3,742
   Postage, printing & supplies                                           4,125       3,643      3,516
   Communications                                                         2,516       1,607      1,131
   Processing fees                                                        2,043       1,112        800
   Writedowns and losses on sale of fixed assets                          1,790           -          -
   Other                                                                 13,275      12,618     11,512
                                                                        --------    -------    -------
     Total non-interest expenses                                         80,642      66,049     60,070
                                                                        --------    -------    -------
 Income before income taxes                                              10,002      22,731     21,495
                                                                        --------    -------    -------
 Income tax expense                                                       3,120       7,416      7,075
                                                                         -------    -------    -------
 Net income                                                            $  6,882    $ 15,315   $ 14,420
                                                                          =====      ======    =======
 Net income applicable to common stock                                 $  6,882    $ 15,315   $ 14,366
                                                                          =====      ======    =======

 Primary earnings per common share                                        $0.60       $1.35      $1.28
 Fully-diluted earnings per common share                                   0.59        1.34       1.28

 See accompanying notes to consolidated financial statements.



 Consolidated Statements of Changes in Shareholders' Equity
 In thousands, except share and per share data
                                                                                                  Net
                                                                                              Unrealized   Employee
                                                                                              Gain (Loss)   Stock
                                                                                                  on       Ownership
                                     Preferred Stock     Common Stock     Additional          Securities  Plan Shares     Total
                                    Number             Number              Paid-in   Retained  Available   Purchased  Shareholders'
                                    of shares  Amount  of shares   Amount  Capital   Earnings  for Sale    With Debt      Equity

 Balance, December 31, 1993          1,010    $1,010  11,149,722  $20,906  $42,256    $51,006    $   719     $(3,861)    $112,036

 Net income for the year                                                               14,420                              14,420
 Cash dividends declared:
   Common stock, $.56 per share                                                        (5,785)                             (5,785)
   Preferred stock                                                                        (54)                                (54)
 Redemption of preferred stock      (1,010)   (1,010)                                                                      (1,010)
 Stock options exercised                                  22,018       41      178                                            219
 Common stock issued in connection
   with dividend reinvestment and
   stock purchase plan and
   other issuances                                        31,507       59      376                                            435
 Net unrealized loss on securities
   available for sale, net of tax                                                                 (8,792)                  (8,792)
 ESOP debt reduction, net                                                                                        163          163
                                    ------    ------  ----------  -------  -------    -------    -------     -------     --------
 Balance, December 31, 1994              -         -  11,203,247   21,006   42,810     59,587     (8,073)     (3,698)     111,632

 Net income for the year                                                               15,315                              15,315
 Cash dividends declared:
   Common stock, $.60 per share                                                        (6,750)                             (6,750)
 Common stock issued in connection
   with business combination
   accounted for as a purchase                            25,000       47      384                                            431
 Stock options exercised, net of
     shares redeemed                                      30,887       58      205                                            263
 Common stock issued in connection
   with dividend reinvestment
   and stock purchase plan                                34,157       64      473                                            537
 Decrease in net unrealized loss on
   securities available for sale,
   net of tax                                                                                      7,670                    7,670
 ESOP debt reduction                                                                                             669          669
                                    ------    ------  ----------  -------  -------    -------    -------     -------     --------
 Balance, December 31, 1995              -         -  11,293,291   21,175   43,872     68,152       (403)     (3,029)     129,767

 Net income for the year                                                                6,882                               6,882
 Cash dividends declared:
   Common stock, $.64 per share                                                        (7,244)                             (7,244)
 Common stock issued in connection
     with the exercise of
     stock warrants                                       46,666       88      428                                            516
 Stock options exercised, net of
     shares redeemed                                       6,026       11       28                                             39
 Common stock issued in connection
   with dividend reinvestment and
   stock purchase plan                                    26,549       50      417                                            467
 Decrease in net unrealized loss on
   securities available for sale,
   net of tax                                                                                        311                      311
 ESOP debt reduction                                                                                             578          578
                                    ------    ------  ----------  -------  -------    -------    -------     -------     --------
 Balance, December 31, 1996              -    $    -  11,372,532  $21,324  $44,745    $67,790    $   (92)    $(2,451)    $131,316
                                    ======    ======  ==========  =======  =======    =======    =======     =======     ========

 See accompanying notes to consolidated financial statements.




 Consolidated Statements of Cash Flows
 Years Ended December 31
 In thousands, except per share data

                                                                           1996       1995       1994
 Cash flows from operating activities:
 Net income                                                             $  6,882   $ 15,315   $ 14,420
 Adjustments to reconcile net income to cash
   provided by operating activities:
     Provision for loan losses                                            13,914      5,260      2,212
     Deferred tax expense                                                 (3,215)    (2,387)      (882)
     Gain on sale of securities                                              (20)      (200)      (257)
     Loss (gain) on sale of mortgage loans held for sale                  (3,642)    (1,888)       200
     Loss (gain) on sale of premises and equipment, net                    1,790       (174)      (231)
     Gain on sale of mortgage servicing rights                                 -     (1,687)         -
     Depreciation and amortization of fixed assets                         5,959      5,473      5,032
     Amortization of intangible assets                                     1,361      1,394      1,087
     Amortization of premium on securities and loans, net                    975      1,077      2,094
     Amortization of mortgage servicing rights                             5,271      2,720      1,013
 Increase in accrued interest receivable                                  (1,391)    (1,736)    (1,593)
 Increase in other assets                                                 (5,890)   (10,759)    (3,159)
 Increase in accrued interest payable                                        916      3,588        114
 Increase (decrease) in other liabilities                                  9,880     (4,993)     4,197
 Sale of mortgage loans held for sale                                    344,293    150,359    133,598
 Originations of mortgage loans held for sale                           (362,339)  (188,241)   (95,049)
                                                                        --------   --------   --------
   Net cash provided by (used in) operating activities                    14,744    (26,879)    62,796
 Cash flows from investing activities:
 Net decrease in interest-bearing deposits with banks                         99          -        250
 Net decrease in federal funds sold and resale agreements                      -          -     32,778
 Proceeds from sale of securities:
   Available for sale                                                      9,417     33,165      5,183
   Held to maturity                                                            -      2,568          -
 Proceeds from prepayment and call of securities:
   Available for sale                                                     37,794     22,940     50,975
   Held to maturity                                                            -      4,758     12,363
 Proceeds from maturities of securities:
   Available for sale                                                     52,601     33,726     20,412
   Held to maturity                                                            -      3,140      9,492
 Purchase of securities:
   Available for sale                                                    (87,233)   (70,136)   (21,566)
   Held to maturity                                                            -     (3,000)   (20,047)
 Net increase in loans                                                  (202,802)  (117,938)  (140,546)
 Purchase and origination of mortgage servicing rights                   (18,354)   (22,331)    (7,778)
 Proceeds from sale of mortgage servicing rights                               -      2,180          -
 Proceeds from sale of foreclosed assets                                   3,337      1,705      1,950
 Purchases of premises and equipment                                      (8,835)   (10,555)    (9,785)
 Proceeds from disposal of premises and equipment                          2,924        836      1,569
 Net cash and cash equivalents inflow from acquisitions                        -     36,815          -
                                                                        --------   --------   --------
   Net cash used in investing activities                                (211,052)   (82,127)   (64,750)
 Cash flows from financing activities:
 Net increase (decrease) in deposits                                     134,734     67,869    (40,718)
 Net increase (decrease) in federal funds purchased
   and repurchase agreements                                              (3,715)     1,041     44,849
 Net increase (decrease) in other short-term borrowings                    9,986     (3,019)    23,033
 Proceeds from issuance of long-term debt                                 55,000     50,000          -
 Repayment of long-term debt                                                (124)       (60)    (6,720)
 Proceeds from issuance of common stock                                    1,022        800        654
 Redemption of preferred stock                                                 -          -     (1,010)
 Dividends paid                                                           (7,244)    (6,750)    (5,839)
                                                                        --------   --------   --------
   Net cash provided by financing activities                             189,659    109,881     14,249
 Net increase (decrease) in cash and cash equivalents                    (6,649)        875     12,295
 Cash and cash equivalents at beginning of year                           81,703     80,828     68,533
                                                                        --------   --------   --------
 Cash and cash equivalents at end of year                               $ 75,054   $ 81,703   $ 80,828
                                                                        ========   ========   ========

 See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(1) Nature of Operations
     Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act. The company's principal subsidiaries are: Trans Financial Bank, National Association ("TFB-KY"); Trans Financial Bank Tennessee, National Association; and Trans Financial Bank, F.S.B. Collectively, these three subsidiaries are referred to in this report as "the banks." In addition, Trans Financial Bank, National Association has two operating subsidiaries: Trans
Financial Investment Services, Inc., a securities broker/dealer, and Trans Financial Mortgage Company, a mortgage banking company.
     The  company's  financial  services  network  is  comprised  of  52  office locations serving 37 communities in Kentucky and Tennessee by offering commercial and consumer banking, brokerage, mortgage and trust services. As of December 31, 1996, the company employed 929 employees and serviced more than 130 thousand customer households.
     The company actively competes in its markets with other commercial banks, savings and loan associations, credit unions, brokerage firms, insurance companies, other financial institutions and institutions which have expanded into the financial market.
     Bank holding companies, commercial banks and savings institutions are extensively regulated under both federal and state law. Changes in applicable laws or regulations may have a material effect on the businesses and prospects of the company and the banks.


(2) Summary of Significant Accounting Policies
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements, and also the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Generally accepted accounting principles also require disclosure of contingent assets and liabilities at the date of the financial statements.
     A description of the more significant accounting policies follows. Principles of Consolidation
     The consolidated financial statements include the accounts of Trans Financial, Inc. (parent company) and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1996 presentations.
     Securities
     The company accounts for securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value.All equity securities are classified as available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of income taxes). Securities classified as held to maturity are carried at amortized cost. The company's asset/liability management policy does not permit securities to be purchased for the purpose of trading.
     Amortization  of premiums  and  accretion  of  discounts  are recorded by a method which approximates a level yield and which, in the case of mortgage-backed securities, considers prepayment risk. The specific identification method is used to determine the cost of securities sold.
     Loans and Allowance for Loan Losses
     Loans are stated at the unpaid principal balance. Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual status. Loans are placed in non-accrual status when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Unearned income, arising principally from consumer installment loans or the deferral of certain loan fees, is recognized as income using a method that approximates the interest method.
     The allowance for loan losses is maintained at a level that adequately provides for estimated losses in the loan portfolio. The level of the allowance is based on management's evaluation of the loan portfolio, which includes the review of individual credits, consideration of past loan loss experience, loan delinquency trends, changes in the composition of the loan portfolio and the impact of current and projected economic conditions. The allowance for loan losses is increased by the provision for loan losses and reduced by net charge-offs. The level of the allowance and the amount of the provision for loan losses involve uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank and thrift regulatory authorities, as a part of their periodic examinations of the banks, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.
     The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No.114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). SFAS 114 requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans are also in non-accrual status. In certain circumstances, however, the company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. The company does not apply SFAS 114 to loans which are part of a large group of smaller-balance homogeneous loans, such as residential mortgage and consumer loans. Such loans are collectively evaluated for impairment. The adoption of SFAS 114 did not have a material effect on the company's consolidated financial statements.
     Mortgage Loans Held for Sale
     Mortgage loans held for sale are carried at the lower of aggregate cost or market value, as determined by outstanding loan commitments from investors or current yield requirements. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate.
     Mortgage Servicing Portfolio
     The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or were acquired through loan originations. SFAS 122 also eliminates the previous requirement that gains on mortgage loan sales be offset against the related mortgage servicing right asset. The adoption of this statement resulted in $1,243,000 of the mortgage banking income recognized in 1995 and $1,417,000 in 1996, which amounts are included in the gain on sale of mortgage loans held for sale shown on the consolidated statements of cash flows.
     The carrying value of mortgage servicing rights ("MSR's") and the related amortization are evaluated quarterly in relation to estimated future net servicing revenues. The company evaluates the value of the MSR's by estimating the future net servicing income of the rights, stratified by interest rate and loan type, using a discounted valuation method based on management's best estimate of remaining loan lives. Impairment and subsequent adjustments in each stratum, if any, are recognized by a valuation allowance and a charge against servicing income.
     The normal agency (GNMA, FNMA or FHLMC) servicing fee was used in the capitalization of any excess service fees. When participating interests in loans sold had an average contractual interest rate, as adjusted for normal servicing costs, which differed from the agreed yield to the purchaser, gains or losses were recognized equal to the present value of such differential over the estimated remaining life of such loans. Amortization of capitalized excess servicing fees was reflected as a reduction of loan servicing income using the interest method over the estimated remaining life of such loans, adjusted for actual prepayments.
     Interest Rate Contracts
     The company uses interest rate contracts (swaps and floors) to manage its sensitivity to interest rate risk. Interest income and expense are accrued over the terms of the swap agreements, and transaction fees are deferred and amortized through interest income and expense over the terms of the agreements. The fair market value of these instruments is not included in the financial statements.
     Premises and Equipment
     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the term of the related lease or over the useful life of the improvements, whichever is shorter. Leasing commitments are described in note 8.
     Other Assets
     Included in other assets is real estate acquired in settlement of loans, which is carried at the lower of cost or fair value less estimated selling costs. The excess of cost over fair value less estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Provisions for subsequent declines in fair value are included in other non-interest expense. Other costs relating to holding real estate acquired in settlement of loans are charged to other non-interest expense as incurred. Costs related to real estate in the process of development are capitalized to the extent that total carrying value does not exceed fair value less costs to sell.
     Income Taxes
     The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,"Accounting for Income Taxes." Under this statement, a current or deferred income tax liability is recognized, subject to certain limitations, for the current or deferred tax consequences of all events that have been recognized in the financial statements. The deferred income tax liability or asset is measured by the provisions of enacted tax laws.
     Stock Options
     Prior to January 1, 1996, the company accounted for employee stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. As such, compensation expense would be recognized on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB 25 and provide disclosures of pro forma net income and pro forma earnings per share for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The company has elected to continue to apply the provisions of APB 25 and to provide the pro forma disclosure provisions of SFAS
123. Information regarding stock options is included in note 10.
     Earnings Per Common Share
     Primary earnings per share is computed by dividing net income applicable to common stock by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Net income applicable to common stock is net income reduced by dividends on preferred stock.
     The weighted average number of shares outstanding used in the calculation of earnings per share follows:

--------------------------------------------------------------------------------
     In thousands                     1996              1995             1994
     Primary                         11,454            11,353           11,258
     Fully-diluted                   11,576            11,402           11,258
--------------------------------------------------------------------------------


(3) Statement of Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The following summarizes supplemental cash flow data for the years ended December 31, 1996, 1995 and 1994:

 In thousands                                      1996       1995        1994
 Cash paid for interest                          $72,266    $60,366     $47,261
 Cash paid for income taxes                       1,955     10,323       8,537

 Certain non-cash investing and financing activities of the company and subsidiaries are summarized below:

For the parent company
  Issuance of stock in business combination            -        431          -
  Change in net unrealized gain (loss) on
     securities available for sale, net of tax       467      7,670     (8,792)
  Effect on shareholders' equity of reductions
     in Employee Stock Ownership Plan debt, net      578        669        163
For the subsidiaries
  Loans transferred to foreclosed real estate
    and other foreclosed assets                    1,161      1,493      1,326
  Securities transferred from held to maturity
     to securities available for sale:
        Related to business combinations               -          -     58,641
        Under special one-time reassessment
        guidance issued by the Financial
        Accounting Standards Board                     -     76,921          -
  Reclassification of debt from
        long-term to short-term                        -          -     10,000


(4) Business Combinations
     On February 21, 1995, the company assumed $41 million of deposits and acquired three branch facilities and $360 thousand of consumer loans. These deposits and assets were related to the Bowling Green and Scottsville, Kentucky branches of Fifth Third Bank of Kentucky, Inc. The two offices located in Bowling Green, Kentucky were consolidated into existing Trans Financial locations and the company's existing location in Scottsville, Kentucky was consolidated into the other purchased location. On September 1, 1995, the company acquired AirLanse Travel, a Louisville, Kentucky, travel agency, for cash and stock of the company. On November 15, 1995, the company acquired for cash the assets of Correspondents Mortgage Company, L.P., located in Greensboro, North Carolina. AirLanse Travel was consolidated into the operations of Trans Travel, Inc. and Correspondents Mortgage Company was consolidated into the operations of Trans Financial Mortgage Company. In addition to the deposits assumed, the company received net cash of $36,815,000 and issued 25,000 shares of common stock in connection with these acquisitions. These three acquisitions were accounted for using the purchase method of accounting. Accordingly, their results of operations and cash flows were included in the consolidated financial statements since the dates of acquisition.
     Following is a summary of the assets acquired and liabilities assumed in these transactions:

--------------------------------------------------------------------------------
In thousands
   Cash and due from banks                                            $ 36,815
   Loans, net of unearned income                                           360
   Premises and equipment                                                  598
   Other assets                                                            154
   Deposits                                                            (41,105)
   Other liabilities                                                      (628)
   Common stock issued                                                    (431)
     Excess of costs over net assets acquired                            4,237
--------------------------------------------------------------------------------

     The excess of the costs over the value of net assets acquired was recorded as deposit base premium and goodwill.
     On February 15, 1994, Trans Financial merged with Kentucky Community Bancorp, Inc. ("KCB") of Maysville, Kentucky, the holding company for The State National Bank, Peoples First Bank, and Farmers Liberty Bank. As of the date of consummation, KCB had consolidated assets of approximately $175 million, year-to-date net interest income of approximately $915 thousand, and year-to-date net income of approximately $325 thousand. Under the terms of the merger, the shares of KCB common stock outstanding were converted into 1,374,962 shares of common stock of the company.
     On April 22, 1994, Trans Financial merged with Peoples Financial Services, Inc. ("PFS") of Cookeville, Tennessee, the holding company for Peoples Bank and Trust of the Cumberlands and Citizens Federal Savings Bank. As of the date of consummation, PFS had consolidated assets of approximately $123 million, year-to-date net interest income of approximately $1,520 thousand, and year-to-date net income of approximately $330 thousand. Under the terms of the merger, the shares of PFS common stock were converted into 1,302,254 shares of common stock of the company.
     On August 31, 1994, Trans Financial merged with FGC Holding Company ("FGC") of Martin, Kentucky, the holding company for First Guaranty National Bank. As of the date of consummation, FGC had consolidated assets of approximately $127 million, year-to-date net interest income of approximately $3,420 thousand, and year-to-date net income of approximately $1,290 thousand. Under the terms of the merger, the shares of FGC common stock were converted into 1,050,000 shares of common stock of the company and the shares of FGC preferred stock were retired.
     The consolidated financial statements of the company give effect to these three mergers, each of which was accounted for as a pooling of interests. Accordingly, financial statements for all periods were restated to reflect the results of operations of these companies on a combined basis from the earliest period presented.
     Goodwill and deposit base premium from the above purchase transactions, as well as acquisitions consummated in prior years, are being amortized over periods ranging from five to twenty years using straight-line and accelerated methods and had a combined unamortized balance of $8,900,000 and $10,409,000 at December 31, 1996 and 1995, respectively. These intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.
     Trans Travel, Inc. was sold during the fourth quarter of 1996.


(5) Cash and Due from Banks
     Regulatory authorities require the banks to maintain reserve balances on customer deposits. The amounts of required reserves totaled approximately $14,740,000 at December 31, 1996, and $27,706,000 at December 31, 1995.


(6) Securities
     The company accounts for securities under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115")On November 30, 1995, $76,921,000 of held-to-maturity securities were reclassified to available for sale as permitted by the Financial Accounting Standards Board in a special one-time reassessment. The fair value of these reclassified securities was $79,049,000 on November 30, 1995, resulting in a net unrealized gain (loss) of $2,128,000. No securities were classified as held to maturity or trading securities as of December 31, 1996 or 1995. The following summarizes securities available for sale at December 31, 1996 and 1995.


                                                       Amortized           Unrealized          Market
                                                       Cost             Gains     Losses        Value
 December 31, 1996 (In thousands)
 U.S.Treasury and federal agency securities            $129,330        $  131     $1,165     $128,296
 Collateralized mortgage obligations
   and mortgage-backed securities                        68,052           278        704       67,626
 State and municipal obligations                         49,937         1,501        127       51,311
 Corporate debt securities                               14,530           108         13       14,625
 Equity securities                                       23,415           209        327       23,297
                                                       --------        ------     ------     --------
      Total securities available for sale              $285,264        $2,227     $2,336     $285,155
                                                       ========        ======     ======     ========

 December 31, 1995 (In thousands)
 U.S.Treasury and federal agency securities            $143,762        $  116     $1,679     $142,199
 Collateralized mortgage obligations
   and mortgage-backed securities                        82,169           481        750       81,900
 State and municipal obligations                         54,219         1,588        255       55,552
 Corporate debt securities                                5,123            67         10        5,180
 Equity securities                                       13,525            98        232       13,391
                                                       --------        ------     ------     --------
      Total securities available for sale              $298,798        $2,350     $2,926     $298,222
                                                       ========        ======     ======     ========


     Included in equity securities at December 31, 1996, are Federal Home Loan Bank and Federal Reserve Bank stock of $13,375,000 and $1,977,000 respectively. At December 31, 1995, these stock investments were $6,009,000 and $1,977,000, respectively.
     The amortized cost and approximate market value of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed obligations generally have contractual maturities in excess of ten years, but shorter expected maturities as a result of prepayments.

                                                 Amortized         Market
 In thousands                                         Cost          Value

 Due in one year or less                          $ 86,906       $ 86,936
 Due after one year through five years              54,601         54,147
 Due after five years through ten years             40,727         41,007
 Due after ten years                                11,563         12,142
                                                  --------       --------
                                                   193,797        194,232
 Collateralized mortgage obligations and
     mortgage-backed securities                     68,052         67,626
                                                  --------       --------
                                                  $261,849       $261,858
                                                  ========       ========

     Securities with a carrying value of approximately $141,675,000 and $162,779,000 at December 31, 1996 and 1995, respectively, were pledged to secure public funds, trust funds and for other purposes.
     Gross gains of $105,000; $293,000; and $257,000; and gross losses of $85,000; $93,000; and $-0- were realized on sales of securities in 1996, 1995, and 1994, respectively. In 1995, the company sold mortgage-backed securities with a carrying value of $2,568,000 from the held-to-maturity portfolio. A net loss of $82,000 was recognized on these sales, which is included in the gross realized gains and losses shown above for 1995. At the time of sale, the outstanding principal balances of these securities were less than 15% of the outstanding principal balances at the time the securities were acquired.


(7) Loans
     The company extends credit in the form of commercial loans, commercial and residential real estate loans and consumer loans to customers primarily in the immediate market areas of its subsidiaries. The composition of loans at December 31, 1996 and 1995, follows:

 In thousands                               1996              1995

 Commercial                           $  466,365        $  372,822
 Commercial real estate                  470,235           397,741
 Residential real estate                 385,894           357,697
 Consumer                                130,444           132,401
 Unearned income                          (1,939)           (2,150)
                                      ----------        ----------
    Loans net of unearned income      $1,450,999        $1,258,511
                                      ==========        ==========

     Substantially all of the company's loans are to customers located in Kentucky and Tennessee, in the immediate market areas of the banks. No industry group represents 10% or more of the company's total loans.
     The principal balance of non-accrual and restructured loans at December 31, 1996 and 1995, was $4,721,000 and $12,722,000, respectively. The interest that would have been recorded if all those loans were in an accrual status in accordance with their original terms was $543,000 in 1996; $1,441,000 in 1995; and $519,000 in 1994. The amount of interest income that was actually recorded for those loans was $38,000 in 1996; $490,000 in 1995; and $81,000 in 1994.
     The company adopted on a prospective basis effective January 1, 1995, Statement of Financial Accounting Standards No. 114,"Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). The company's recorded investment in impaired loans was $4,613,000 at December 31, 1996, and $12,444,000 at December 31, 1995. Of those amounts, $2,042,000 and $11,130,000, respectively, represent loans for which an allowance for loan losses, in the amounts of $809,000 and $4,912,000, have been established under SFAS 114. For the years ended December 31, 1996 and 1995, the recorded investment of impaired loans averaged $8,611,000 and $7,491,000, respectively. Interest income recognized on impaired loans totaled $127,000 in 1996 and $57,000 for 1995.
     An analysis of the changes in the allowance for loan losses follows:

 In thousands                           1996         1995         1994

 Balance at January 1               $ 15,779     $ 12,529     $ 12,505
   Provision for loan losses          13,914        5,260        2,212
   Loans charged off                 (12,467)      (2,525)      (2,791)
   Recoveries of loans previously
      charged off                        839          515          603
                                    --------     --------     --------
   Net charge-offs                   (11,628)      (2,010)      (2,188)
                                    --------     --------     --------
 Balance at December 31             $ 18,065     $ 15,779     $ 12,529
                                    ========     ========     ========

     Loans to executive officers and directors and their associates, including loans to affiliated companies for which these individuals are principal owners, amounted to $55,397,000 at December 31, 1996 and $52,832,000 at December 31, 1995. During 1996, new loans of $34,914,000 were made and repayments of $31,319,000 were received. Other changes include net decreases for changes in executive officers and directors of $1,030,000. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other customers.


(8) Premises and Equipment
     A summary of premises and equipment at December 31, 1996 and 1995, follows:

 In thousands                                         1996              1995

 Land and improvements                             $ 6,393           $ 7,017
 Buildings and improvements                         31,912            34,249
 Furniture and equipment                            39,405            36,743
                                                   -------           -------
                                                    77,710            78,009
 Less accumulated depreciation and amortization     40,333            36,551
                                                   -------           -------
    Total premises and equipment                   $37,377           $41,458
                                                   =======           =======

     The company leases office space in Bowling Green, Kentucky, and Nashville, Tennessee, under long-term lease agreements. Rental expense for all real property totaled $1,357,000 and $603,000, respectively for 1996 and 1995.
     Future minimum lease commitments as of December 31, 1996, under non-cancelable leases with remaining terms exceeding one year are as follows:

   In thousands
   Year ended December 31
      1997                                                             $  754
      1998                                                                760
      1999                                                                766
      2000                                                                772
      2001                                                                804
      Later years                                                       4,888
                                                                       ------
                                                                       $8,744


(9) Long-Term Debt and Other Short-Term Borrowings
     Long-term debt consisted of the following at December 31, 1996 and 1995:

 In thousands                                                 1996        1995

 7.25% Subordinated Notes; due September 15, 2003;
   interest payable quarterly                            $  32,746     $32,870
 Senior bank notes; due October 23, 1998; interest
   at 6.48% payable semi-annually                           30,000      30,000
 Senior bank notes; due October 17, 1997; interest
   at 6.32% payable semi-annually                           20,000      20,000
 Senior bank notes; due May 30, 2000; interest
   at 7.13% payable semi-annually                           25,000           -
 Advance from the Federal Home Loan Bank due
   March 6, 1998; interest at 5.50% payable monthly         30,000           -
 Employee Stock  Ownership Plan ("ESOP") note payable
   to bank; due September 30, 2000; interest at the
   prime rate; principal and interest payable quarterly      2,451       2,854
 ESOP note payable to bank; due July 31, 1996;
   interest at 82.5% of the prime rate,
   principal and interest payable quarterly                     -          175
 Unsecured demand notes; interest at the
   prime rate payable quarterly                               706          706
                                                         --------     --------
    Total long-term debt                                 $140,903      $86,605
                                                         ========      =======

     Other short-term borrowings consisted of the following at December 31, 1996 and 1995:

 In thousands                                                1996         1995

 Advance from the Federal Home Loan Bank,
    due January 12, 1996; interest at
    7.45% payable monthly                                $      -      $25,000
 Advance from the Federal Home Loan Bank,
    due March 5, 1996; interest at
    5.70% payable monthly                                       -       20,000
 Advance from the Federal Home Loan Bank,
    due January 6, 1997; interest at
    5.45% payable monthly                                  15,000            -
 Advance from the Federal Home Loan Bank,
    due February 8, 1997; interest at
    5.41% payable monthly                                  40,000            -
 All other short-term borrowings                                -           14
                                                          -------      -------
    Total other short-term borrowings                     $55,000      $45,014
                                                          =======      =======

     The prime interest rate associated with certain of the above obligations was 8.25% at December 31, 1996, and 8.50% at December 31, 1995.
     Information concerning securities sold under agreements to repurchase is presented below:

 Dollars in thousands
                                                             1996         1995
   Average balance during the year                        $18,415      $38,591
   Weighted average rate during the year                     3.43 %       3.88 %
   Maximum month-end balance                               27,810       50,054

     Advances from the Federal Home Loan Bank are collateralized by the company's Federal Home Loan Bank stock and certain first mortgage loans in the approximate amount of 150% of the debt.
     The company has guaranteed the ESOP notes payable. The loan agreement for the ESOP note payable due September 30, 2000, has a number of restrictive covenants, including maintaining capital levels of the company and the banks at least at the minimum levels required by applicable regulatory agencies; maintaining the company's risk-weighted capital ratio, as defined, at not less than 9.25%; maintaining the company's leverage ratio, as defined, at not less than 5.25%; maintaining the company's annualized return on assets at the date of financial reports required by regulations at no less than 0.50%; maintaining non-performing loans, as defined, at less than 2.50% of gross loans at the date of required financial reports; and maintaining on a consolidated basis an allowance for loan losses of at least 0.75% of gross loans. Prior consent was obtained from the holder of the ESOP note for reporting in 1996 an annualized return on assets of less than 0.50%, as required by the covenants noted above. The ESOP note payable due July 31, 1996, was also guaranteed by the company.
     The loan obligations of the ESOP are recorded on the consolidated balance sheet with a corresponding amount recorded as a reduction of the company's shareholders' equity. Both the loan obligation and the reduction of shareholders' equity are reduced by the amount of any loan repayments made by the ESOP. The company's Employee Stock Ownership Plan is described in note 13 to the consolidated financial statements.
     Principal payments required on long-term debt as of December 31, 1996, are as follows:

   In thousands
   Year ended December 31
      1997                                                             $20,604
      1998                                                              60,672
      1999                                                                 671
      2000                                                              25,504
      2001                                                                   -
      Later years                                                       33,452

     The company has a $5,000,000 unsecured operating line of credit with an unaffiliated bank. This obligation has substantially the same restrictive covenants as the ESOP loan due September 30, 2000. The line was not in use at December 31, 1996 or 1995.


(10) Shareholders' Equity
Stock Options
     The company has incentive stock option plans which permit options to be granted for a maximum of 1,057,888 shares of common stock of the company. Under the terms of the plans, options with ten-year terms may be granted to certain key employees to purchase common stock at not less than fair value of the common stock at the date of grant.
     In 1995 the company adopted a non-qualified stock option plan which permits options to purchase up to 313,000 shares of common stock to be granted to certain executive officers of the company at 120% of fair market value at the date of grant. Options granted under the plan have ten-year terms and become exercisable three years after the date of grant.
     The per share weighted-average fair value of stock options granted during 1996 and 1995 was $6.65 and $4.64, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                                       1996               1995
     Risk-free interest rate                           6.56%              5.74%
     Expected life (years)                               10                 10
     Expected dividend yield                           3.00%              3.00%
     Stock price volatility                           32.00%             32.00%

     A summary of the company's incentive stock option plans and non-qualified stock option plan as of December 31, 1996, 1995 and 1994 and changes during the years then ended is shown below:

 Incentive Stock Options                                           Weighted
                                                     Weighted       Average
                                                      Average    Fair Value
                                           Number    Exercise    of Options
                                        of shares       Price       Granted
 Options outstanding December 31, 1993    256,977      $10.99
    Granted in 1994                       141,550       16.70
    Exercised in 1994                     (18,018)       8.73
    Forfeited in 1994                     (32,852)      13.97
                                         --------      ------
 Options outstanding December 31, 1994    347,657       13.15
    Granted in 1995                       233,350       13.59         $4.75
    Exercised in 1995                     (29,807)       7.66
    Forfeited in 1995                     (56,273)      13.41
                                         --------      ------
 Options outstanding December 31, 1995    494,927       13.66
    Granted in 1996                       332,975       18.91          6.96
    Exercised in 1996                      (9,265)       9.77
    Forfeited in 1996                    (104,849)      15.30
                                         --------      ------
 Options outstanding December 31, 1996    713,788      $15.92
                                         ========



 Non-qualified Stock Options                                       Weighted
                                                     Weighted       Average
                                                      Average    Fair Value
                                           Number    Exercise    of Options
                                        of shares       Price       Granted
 Options outstanding December 31, 1994          -
    Granted in 1995                       202,000      $17.67         $4.51
                                         --------      ------
 Options outstanding December 31, 1995    202,000       17.67
    Granted in 1996                       150,000       21.95          5.95
    Forfeited in 1996                    (136,000)      18.84
                                         --------      ------
 Options outstanding December 31, 1996    216,000      $19.91
                                         ========


     The following table summarizes information about both stock option plans at December 31, 1996:

 Options Outstanding                                                Weighted
 December 31, 1996                                   Weighted        Average
                                                      Average      Remaining
                                           Number    Exercise    Contractual
 Range of Exercise Prices               of shares       Price           Life
 $8.156 to $11.531                        91,529      $ 9.70      3.9 years
 $13.00 to $16.00                         207,367       13.76      7.5 years
 $16.50 to $17.85                         341,492       17.17      8.2 years
 $20.125 to $24.15                        289,400       20.96      9.8 years
                                          -------     -------
 $8.156 to $24.15                         929,788      $16.85      8.1 years
                                          =======



 Options Exercisable                                                Weighted
 December 31, 1996                                                   Average
                                                       Number       Exercise
 Range of Exercise Prices                           of shares          Price
 $8.156 to  $11.531                                    91,529         $ 9.70
 $13.00 to $16.00                                      33,380          15.97
 $16.50 to $17.85                                      33,702          16.50
                                                      -------         ------
 $8.156 to $17.85                                     158,611         $12.47
                                                      =======


     The company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1996           1995
 Net income:
    As reported                                        $6,882        $15,315
    Pro forma                                           6,030         14,918
 Primary earnings per share:
    As reported                                          0.60           1.35
    Pro forma                                            0.53           1.31
 Fully-diluted earnings per share:
    As reported                                          0.59           1.34
    Pro forma                                            0.52           1.31


     The pro forma net income and earnings per share in the table above reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating the cost for stock options under the fair value method of SFAS 123 is not reflected in the pro forma net income and earnings per share amounts presented above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to January 1, 1995 is not considered.


Preferred Stock and Rights Plan
     The company's Articles of Incorporation authorize 5,000,000 shares of Class B Preferred Stock, of which the Board of Directors has designated 350,000 shares as Class B Preferred Stock, Series 1992, to be issued in connection with a Shareholder Rights Plan which was adopted by the Board of Directors on January 20, 1992. These shares carry the right to cumulative annual dividends of $6.00 per share or 133 times dividends per common share (subject to adjustment), whichever is greater. There were no shares of Class B Preferred Stock outstanding during the three-year period ending December 31, 1996.
     Under the plan, the Board declared a dividend of one right for each outstanding share of common stock. In addition, the company will issue one right with respect to each share of common stock issued subsequent to that date. Initially, the rights are not exercisable and are not detachable from the company's common stock. Each right, when and if it becomes exercisable, will generally entitle the registered holder to purchase from the company 1/100 of a share of Series 1992 Class B Preferred Stock, subject to adjustment, at an exercise price of $45. The rights are detached from the common stock and become exercisable only if a person or group acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the company's outstanding common stock, the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, or a tender or exchange offer is commenced for 25% or more of the outstanding common stock. The description and terms of the rights are set forth in a Rights Agreement, dated as of January 20, 1992, between the company and First Union National Bank, as Rights Agent. The Board may redeem the rights in whole, but not in part, at a price of $.01 per right.
     After the rights become exercisable, if any person becomes the beneficial owner of more than 15% of the outstanding common stock, or the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, then the rights will entitle each holder of a right (except the beneficial owners of common stock described in the preceding clauses of this sentence) to purchase, for the exercise price, the number of shares of preferred stock which at the time of the transaction would have a market value twice the exercise price.
     On September 1, 1994, the company redeemed the two classes of FGC preferred stock which were outstanding on the date of the FGC acquisition.


(11) Dividend Restrictions
     Payment of dividends by the company's subsidiaries is restricted by national banking and thrift laws and regulations. Also, certain notes payable described in note 9 include restrictive covenants related to the maintenance of minimum capital ratios by the banks, which effectively restrict the payment of dividends. At December 31, 1996, the aggregate retained earnings of the banks were approximately $69.7 million, of which approximately $24.0 million is available as of January 1, 1997, for the payment of dividends to the parent company under the most restrictive of the above restrictions.
     State law restricts the payment of dividends by the company. Also, certain notes payable described in note 9 include restrictive covenants related to the maintenance of minimum capital ratios, and regulatory capital requirements of the banks and of the company effectively restrict the company's ability to pay dividends to its shareholders. At December 31, 1996, the most restrictive of the covenants limited the payment of dividends by the company to approximately $12.0 million.


(12) Income Taxes
     Total income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:

 In thousands                                      1996      1995      1994
 Income from operations                          $3,120   $ 7,416   $ 7,075
 Shareholders' equity, for unrealized net
   gain (loss) on securities available for sale     157     4,188    (4,818)
                                                 ------   -------   -------
                                                 $3,277   $11,604   $ 2,257
                                                 ======   =======   =======

     The components of income tax expense (benefit) were as follows:

 In thousands                                      1996      1995      1994
 Current federal tax                             $5,926   $ 9,303    $7,574
 Current state tax                                  409       500       383
 Deferred income taxes                           (3,215)   (2,387)     (882)
                                                 ------   -------    ------
                                                 $3,120   $ 7,416    $7,075
                                                 ======   =======    ======

     An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                                   1996      1995      1994
 U.S. federal income tax rate                      35.0 %    35.0 %    35.0 %
 Changes from the statutory rate:
   Tax exempt investment income                   (10.8)     (4.4)     (5.1)
   Change in deferred tax valuation allowance      (1.1)        -         -
   Amortization of goodwill                         2.1        0.8      0.8
   Acquisition costs                                  -          -      1.2
   State income taxes, net of federal
      tax benefit                                   2.7        1.3      1.2
   Other, net                                       3.3       (0.1)    (0.2)
                                                  -----       ----     ----
                                                   31.2 %     32.6 %   32.9 %
                                                  =====       ====     ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995, are presented below:

 In thousands                                           1996          1995
 Deferred tax assets:
 Allowance for loan losses                            $6,313        $5,463
 Deferred compensation                                   370           285
 Second quarter initiatives (see note 16)              1,470             -
 Deferred loan fees                                      430             -
 Investment securities                                   320           302
 Purchase accounting adjustments                         525           667
                                                      ------        ------
       Total gross deferred tax assets                 9,428         6,717
       Less valuation allowance                            -          (108)
                                                      ------        ------
       Total deferred tax asset                        9,428         6,609
 Deferred tax liabilities:
 Purchase accounting adjustments                       1,121         1,681
 Depreciation                                            200           206
 FHLB stock                                              417           209
 Other                                                   173           162
                                                      ------        ------
       Total deferred tax liabilities                  1,911         2,258
                                                      ------        ------
       Net deferred tax asset                         $7,517        $4,351
                                                      ======        ======

     The valuation allowance for deferred tax assets as of January 1, 1994, was $108,000. There was a reduction in the valuation allowance of $108,000 for the year ended December 31, 1996. For the years ended December 31, 1995 and 1994, there was no change in the total valuation allowance. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences at December 31, 1996.
     Shareholder's equity of Trans Financial Bank, F.S.B., at December 31, 1996, includes $5,101,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carrying back net operating losses to prior years may create income for tax purposes only, which would be subject to the then current corporate income tax rate.


(13) Employee Benefit Plans
     The company has an employee stock ownership plan ("ESOP") under which the company and its subsidiaries contribute to the ESOP an amount determined by the Board of Directors at its discretion. In November 1993 Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans," was issued by the American Institute of Certified Public Accountants. The SOP prescribes changes in the accounting for the company's ESOP once all unallocated shares held by the ESOP on December 31, 1992, are exhausted. Shares acquired after December 31, 1992, are subject to the accounting prescribed in the SOP. The changes include recognition of compensation cost, accounting for dividends on allocated and unallocated shares and the inclusion in earnings per share calculations of shares committed to be released from the ESOP. As debt is repaid, shares are released from collateral and allocated to active employees based on total debt service for the year. At December 31, 1996, the ESOP held 343,521 allocated and 183,110 unallocated shares. The company recognized expenses related to the ESOP based on cash contributions, with such amounts exceeding the amount computed under the shares allocated method. The interest incurred on the ESOP note payable, the amount contributed by the company to the ESOP, and the amount of dividends on ESOP shares used for debt service by the ESOP for 1996, 1995, and 1994 were as follows:

-------------------------------------------------------------------------------
In thousands                                  1996         1995         1994
Interest incurred                             $215         $290         $263
Contributions                                  621          839          894
Dividends used for debt service                355          155          118
-------------------------------------------------------------------------------

     The company has a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code. Under the amended profit sharing plan, the company and its subsidiaries provide funds to match the contribution made by the participating employee up to a maximum of 4% of the employee's salary. Contributions in accordance with the profit sharing plan were $839,000 in 1996, $668,000 in 1995, and $509,000 in 1994.
     KCB was the sponsor of a profit-sharing plan qualified under Section 401(k) of the Internal Revenue Code. Under the profit sharing plan, KCB provided funds to match the contributions made by the participating employees up to a maximum of 6% of the employee's salary. Contributions in accordance with the profit-sharing plan were $-0- in 1996, $-0- in 1995, and $9,000 in 1994.
     Former full-time employees of Kentucky State Bank who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. Pension expense for this plan was $90,000 in 1996, $-0- in 1995, and $5,000 in 1994. The plan's funded status at December 31, 1996, was composed of plan assets of $549,000 and a projected benefit obligation of $549,000. Subsequent to year end, the company filed to terminate the plan effective December 31, 1996.
     Full-time employees of KCB who meet certain requirements as to age and length of service were covered by a defined benefit pension plan. On May 31, 1993, KCB froze the plan, thereby eliminating the accrual of benefits for participants after that date. No pension expense was recognized for this plan in 1996, 1995 or 1994. The plan was terminated in 1994 and final distributions totaling $1,180,455 were made in 1995.
     Former full-time employees of PFS who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. PFS was a member of the Financial Institutions Retirement Fund, which is a non-profit pension trust through which the Federal Home Loan Bank, savings banks and similar institutions may cooperate in providing for the retirement of their employees. No contributions were required in 1996, 1995, or 1994.
     The company has no significant commitments to pay post-retirement or post-employment benefits other than as described above. Stock options granted to key employees are described in note 10 to the consolidated financial statements.


(14) Commitments and Contingent Liabilities
Off-Balance-Sheet Financial Instruments
     The company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers or to manage the company's exposure to interest rate risk. These include commitments to extend credit, standby letters of credit, and derivative financial instruments. These instruments involve, to varying degrees, elements of credit, interest rate and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The extent of the company's involvement in various commitments is expressed by the contract amount of such instruments.
     Commitments to extend credit, which amounted to $328,026,000 at December 31, 1996, and $286,673,000 at December 31, 1995, are agreements to lend to a customer, provided all conditions established in the contract are fulfilled. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. Market risk arises on fixed rate commitments if interest rates rise subsequent to the date the fixed rate is determined. Management believes that market risk related to these commitments is not significant. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based upon management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, residential properties, income-producing commercial properties, marketable securities and interest-bearing time deposits.
     Standby letters of credit are conditional commitments issued by the company guaranteeing the performance of a customer to a third party. Those guarantees primarily consist of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. Most guarantees are for one year or less. The company had standby letters of credit outstanding totaling $46,724,000 and $36,816,000 at December 31, 1996 and 1995, respectively. The risk to the company arises from its obligation to make payment in the event of the customer's contractual default and is essentially the same as that involved in extending loan commitments to customers. The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the customer. Collateral held varies. Management believes that market risk related to the standby letters of credit is not significant.
     Commercial letters of credit are short-term commitments generally used to finance a commercial contract for the shipment of goods from seller to buyer. At December 31, 1996 and 1995, the company had no commercial letters of credit outstanding.
     Commitments to sell mortgage loans--The company enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. At December 31, 1996, the total of forward contracts in a gain position was not material. There were no counterparty default losses on forward contracts in 1996, 1995 or 1994. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to changes in interest rates. The company limits its exposure to market risk by monitoring the differences between commitments to customers and forward contracts with broker/dealers. In the event the company has forward delivery contract commitments in excess of available mortgage loans, the company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 1996 and 1995, the company had forward contracts outstanding totaling $74,522,000 and $32,330,000, respectively.
     Derivative financial instruments are financial instruments whose values and characteristics are derived from those of other financial instruments or indices. Derivatives can be a cost- and capital-efficient method of modifying the repricing or maturity characteristics of on-balance-sheet assets and liabilities--a necessary component of the company's strategy for managing its overall interest rate risk. Off-balance-sheet derivative transactions used for interest rate sensitivity management could include interest rate swaps, forwards, futures and options with indices that directly relate to the pricing of specific assets and liabilities of the company. Management believes there is minimal risk that the derivatives used for rate sensitivity management will have any significant unintended effect on the company's financial condition or results of operations.
     As of December 31, 1996 and 1995, the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the asset and liability portfolios were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions, which effectively convert the bank notes (described in note
9) and certain certificates of deposit from fixed interest rates to floating rates and certain commercial loans from floating rates to fixed rates.
The result is that the asset-sensitive position which is inherent in the balance sheet is partially neutralized.
     Off-balance-sheet derivative instruments do not expose the company to credit risk equal to the notional amount, although the company is exposed to credit risk equal to the aggregate of the positive fair values of the swaps, plus any accrued interest receivable due from all counterparties. Fair values are determined by discounting to present value the future cash flows which would result from the difference between current market rates and the actual swap rates. The company minimizes the credit risk in these instruments by dealing only with high quality counterparties (i.e., those which have credit ratings of investment grade or better from one of the major rating agencies) and each transaction is specifically approved for applicable credit exposure. Further, the company's policy is to require all transactions be governed by an International Swap Dealers Association Master Agreement and be subject to bilateral collateral arrangements.
     The company pays a variable interest rate on each swap and receives a fixed rate. Interest income and expense is accrued over the terms of the agreements. Interest rate swap transactions as of December 31, 1996, are shown below:

 Dollars in thousands

                                             Receiving a   Paying a
                                   Notional    Fixed       Floating     Fair       Credit
                                     Amount   Rate of:     Rate of:    Value     Exposure
 Prime-based swaps, maturing in:

    January 1997                   $ 30,000      10.40%     8.25%     $   14         $143
    June 1997                        50,000       8.33      8.25         (11)           -
    July 1997                        50,000       8.50      8.25          23           42
    October 1997                     20,000       8.60      8.25          30           35
    March 1998                       30,000       8.23      8.25        (112)           6
    June 1998                        70,000       8.50      8.25        (133)           9
    October 1998                     30,000       8.60      8.25         (45)           -
    December 1999                    25,000       8.74      8.25        (114)           6
                                   --------                            -----         ----
 Total / weighted average          $305,000       8.67%     8.25%      $(348)        $241
                                   ========                             =====        ====

     Interest rate swaps outstanding as of December 31, 1995, were as follows:

 Dollars in thousands

                                             Receiving a    Paying a
                                   Notional    Fixed        Floating    Fair       Credit
                                     Amount   Rate of:      Rate of:   Value     Exposure
 LIBOR-based swap, maturing in
    May, 1996                      $ 20,000      4.38%      5.88%     $  (78)      $    -
 Prime-based swaps, maturing in:
    August, 1996                     50,000      9.58       8.50         384          384
    November, 1996                   50,000      9.25       8.50         413          446
    January, 1997                    30,000     10.40       8.50         666          763
    June, 1997                       50,000      8.33       8.50         155          155
    July, 1997                       50,000      8.50       8.50         295          295
    October, 1997                    20,000      8.60       8.50         163          163
    October, 1998                    30,000      8.60       8.50         343          343
                                   --------                           ------       ------
 Total / weighted average          $300,000      8.71%      8.33%     $2,341       $2,549
                                   ========                           ======       ======

     In a higher interest rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from these swap transactions. Conversely, if interest rates decline, these off-balance-sheet transactions will mitigate the company's exposure to reduced net interest income.
     Prepayments of mortgage loans can have a considerable impact on the value of mortgage servicing rights. Prepayments result from a variety of factors, but a declining mortgage loan interest rate environment is generally considered to be the most significant of these. Therefore, the carrying value of the MSR's could become impaired in future periods if mortgage rates should decline substantially. To mitigate this risk, the company purchased in 1996 a $75 million (notional amount) interest rate "floor" contract in which the company will receive interest on the notional amount to the extent that the interest rate on 10-year constant maturity U.S. Treasury Notes falls below 5.50%. The cost of this contract was $548,000 and is included in other assets in the consolidated balance sheet. The cost is being amortized on a straight-line basis over the five-year life of the contract. Fair values are based on quoted market prices for like instruments and can be expected to vary inversely with market expectations for intermediate-term interest rates. As with interest rate swaps, the company minimizes credit risk in these instruments by dealing only with high quality counterparties, each transaction is specifically approved for applicable credit exposure, and all transactions are governed by an International Swap Dealers Association Master Agreement and subject to bilateral collateral arrangements.
     The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity.
Other Off-Balance-Sheet Risks
     Mortgage loans sold to investors are generally sold with servicing rights retained, with only the normal legal representations and warranties regarding recourse to the company. Management believes that any liabilities which may result from such recourse provisions are not significant.
Legal Proceedings
     On August 12, 1996, Douglas M. Lester, the company's former chairman, president and chief executive officer, filed suit individually and purportedly on behalf of the shareholders of the company in Warren Circuit Court, Bowling Green, Kentucky, against the company and four of its directors. Mr. Lester claims that the company wrongfully terminated him on June 4, 1996, that the four named directors breached their fiduciary duties to the company, and also alleges fraud, breach of contract, interference with contractual relations and invasion of privacy. Mr. Lester seeks, among other things, $1 million in compensatory damages, the value of certain stock options, and punitive damages. Management believes that the litigation will not have a material adverse effect upon the consolidated financial statements of the company and intends to vigorously defend the action.
     On August 22, 1996, two former employees of the company and three former employees of TFB-KY, filed suit in Jefferson Circuit Court, Louisville, Kentucky, against the company. The five plaintiffs claim wrongful termination, sex discrimination, age discrimination, breach of contract and libel in connection with the termination of their employment in June 1996. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, to include the value of back pay and benefits; the value of certain stock options; reinstatement as employees or alternatively the value of future earnings and benefits; and punitive damages. Management believes that the litigation will not have a material adverse effect upon the consolidated financial statements of the company and intends to vigorously defend the action.
     As of December 31, 1996, there were various pending legal actions and proceedings against the company which arise in the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that the ultimate result of these legal actions and proceedings will not have a material adverse effect upon the consolidated financial statements of the company.


(15) Fair Value of Financial Instruments

     The estimated fair values of the company's financial instruments are as follows:

                                                    December 31, 1996        December 31, 1995
                                                    -----------------        -----------------
                                                  Carrying        Fair      Carrying        Fair
 In thousands                                      Amount        Value      Amount         Value
 Financial assets:
   Cash and short-term investments                $  75,152   $  75,152     $  81,900    $ 81,900
   Securities                                       285,155     285,155       298,222     298,222
   Loans                                          1,500,933   1,666,263     1,289,043   1,287,873
   Other assets (interest rate floor contracts)         548         479             -           -
 Financial liabilities:
   Deposits                                       1,579,217   1,606,223     1,444,483   1,446,836
   Federal funds purchased and repurchases           71,879      71,879        75,594      75,594
   Other short-term borrowings                       55,000      55,235        45,014      45,052
   Long-term debt                                   140,903     145,259        86,605      89,388

 Interest rate swaps                                      -        (348)            -       2,341

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash, Short-Term Investments, Federal Funds Purchased and Repurchases
     For these short-term instruments, the financial statement carrying amount approximates fair value.
Securities
     The fair value of securities is based on quoted market prices or, if market prices are not available, is estimated by discounting future cash flows using current rates at which investments would be made in similar instruments with similar credit ratings and equivalent remaining maturities.
Loans
     The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for equivalent remaining maturities.
Deposits
     The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
Long-term Debt and Other Short-term Borrowings
     Rates currently available to the company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Off-Balance-Sheet Financial Instruments
     The fair value of interest rate swap and floor agreements is based on quoted market prices or, if market quoted prices are not available, is estimated by discounting future cash flows using prevailing market rates for instruments of a similar type. The fair values of loan commitments and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The values of loan commitments and letters of credit were not material at December 31, 1996 and 1995. Limitations on Fair Value Reporting
     The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     The fair value estimates are based on financial instruments only. The company has not attempted to estimate the value of assets and liabilities not considered to be financial instruments, such as premises and equipment, the mortgage banking operation and the intangible value of its core deposits and branch system. Accordingly, the fair value estimates do not represent a fair value for the company as a whole.


(16) Second Quarter Initiatives
     Costs recognized in the second quarter of 1996 which are associated with the initiative to refocus the company's resources on core financial services include severance and related payroll taxes and benefits, write-downs of fixed assets to be sold or abandoned, professional fees associated with discontinuing certain activities and various other costs associated with the disposition of assets. These charges provide for the cost of exiting several initiatives which the company entered in recent years, such as human resources consulting and venture capital, which were outside the company's core financial services. Also included in the charges are expenses associated with closing the Louisville, Kentucky office; mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee; and consolidation of operations in Bowling Green, Kentucky. Severance expense was also recognized related to changes designed to reduce costs in the retail delivery system and in investment management. The company sold its corporate jet, with the cost of its disposition included in second quarter expenses. The classification of these costs in the consolidated statement of income is as follows:
--------------------------------------------------------------------------------
In thousands
     Compensation and employee benefits                                  $1,798
     Net occupancy expense                                                  475
     Furniture and equipment expense                                        325
     Professional fees                                                      340
     Writedowns and losses on sale of fixed assets                        1,698
     Other expenses                                                       1,171
                                                                          -----
         Total costs associated with the second quarter initiatives      $5,807
                                                                         ======
--------------------------------------------------------------------------------


(17) Mortgage Banking and Servicing Activities
     The portfolio of mortgage loans serviced for others totaled $3.3 billion and $2.2 billion at December 31, 1996 and 1995, respectively. At December 31, 1996, the company had capitalized mortgage servicing rights of $41,866,000, which related to approximately $3.1 billion of the aggregate $3.3 billion of loans serviced. The mortgage servicing rights associated with the remaining $200 million of loans serviced are not subject to capitalization because the loans were originated and sold prior to the company's adoption of SFAS No. 122 on January 1, 1995 (see note 2). At December 31, 1995, the company had capitalized purchased mortgage servicing rights of $28,284,000. During 1996 and 1995, respectively, MSR's totaling $1,417,000 and $1,243,000 were recognized on mortgage loans originated; and $17,436,000 and $21,088,000 were recognized on servicing portfolios purchased. Approximately $499,000 of the purchase price of servicing portofolios purchased in 1996 was held back pending transfer of all documentation for the underlying mortgage loans.
     The company assesses the fair values of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through a present value analysis of the estimated future net servicing revenues and expenses, and assumptions based upon market estimates for future servicing revenues and expenses. Significant estimates in the valuation process include loan prepayment expectations, delinquency and foreclosure rates, ancillary fee income and earnings on escrow balances. The fair value of the capitalized mortgage servicing rights was $47,576,000 and $32,318,000 as of December 31, 1996 and 1995, respectively. The fair value of the mortgage servicing rights not subject to capitalization because the underlying loans were originated and sold prior to the adoption of SFAS No. 122 was $2,624,000 at December 31, 1996. Based on management's estimate of the fair value of each strata, no impairment existed at December 31, 1996 and, consequently, no valuation allowance was necessary.
     The cost of capitalized mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing income. The amortization for the periods ended December 31, 1996 and 1995 was $5,271,000 and $2,720,000, respectively.
     During 1996 and 1995, the company sold into the secondary market $344,293,000 and $150,359,000, respectively, of residential mortgage loans. These sales resulted in net gains of $2,225,000 and $645,000, respectively, excluding the portion capitalized in the MSR asset.


(18) Regulatory Capital Requirements
     The company and the banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and the banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the company and the banks to maintain a minimum ratio of Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) of 4.00%, total capital (as defined) to risk-weighted assets of 8.00%, and a Tier I leverage ratio (as defined) of 3.00%. Regulatory capital ratios for the company and the banks at December 31, 1996 and 1995, were as follows:

 December 31 - Dollars in thousands                      1996             1995

 Trans Financial Bank, National Association:
 Tier I capital                                    $  109,783       $  101,907
 Total risk-based capital                             123,555          114,506
 Total risk-adjusted assets                         1,194,394        1,007,904

 Tier I risk-based capital ratio                         9.19%           10.11%
 Total risk-based capital ratio                         10.34            11.36
 Tier I leverage ratio                                   7.67             8.25

 Trans Financial Bank Tennessee, National Association:
 Tier I capital                                     $  16,955        $  15,662
 Total risk-based capital                              19,032           17,109
 Total risk-adjusted assets                           166,129          148,287

 Tier I risk-based capital ratio                        10.21%           10.56%
 Total risk-based capital ratio                         11.46            11.54
 Tier I leverage ratio                                   8.35             8.60

 Trans Financial Bank, F.S.B.:
 Tier I capital                                     $  28,380        $  34,168
 Total risk-based capital                              30,525           35,826
 Total risk-adjusted assets                           230,242          224,049

 Tier I risk-based capital ratio                        12.33%           15.25%
 Total risk-based capital ratio                         13.26            15.99
 Tier I leverage ratio                                   7.77             9.19

 Trans Financial, Inc. (consolidated):
 Tier I capital                                    $  122,180       $  119,625
 Total risk-based capital                             172,991          168,274
 Total risk-adjusted assets                         1,590,970        1,384,708

 Tier I risk-based capital ratio                         7.68%            8.64%
 Total risk-based capital ratio                         10.87            12.15
 Tier I leverage ratio                                   6.12             6.70

     For deposit insurance premiums and other supervisory purposes, the bank regulatory authorities have established four levels of capital adequacy based on these ratios. The highest of these is well capitalized, with a required Tier I risk-based capital ratio of at least 6.00%, a total risk-based capital ratio of at least 10.00%, and a Tier I leverage ratio of at least 5.00%. The most recent notifications received from the bank regulatory authorities categorized each of the banks as well capitalized. As of December 31, 1996, no conditions or events have occurred since those notifications which management believes would change any of the banks' capital categories.


(19) Deposits
     Time deposits of $100,000 or more totaled $336.1 million at December 31, 1996, and $206.9 million at December 31, 1995. Interest expense on time deposits of $100,000 or more was $16.5 million in 1996, $11.8 million in 1995 and $6.3 million in 1994.
     The following table shows the maturities of certificates of deposit, including individual retirement accounts and brokered certificates of deposit, as of December 31, 1996.

   In thousands
   Year ended December 31
      1997                                                            $646,798
      1998                                                             176,045
      1999                                                              92,973
      2000                                                              16,923
      2001 and later years                                               8,196
                                                                      --------
                                                                      $940,935


(20) Parent Company Financial Statements
     Condensed financial data for Trans Financial, Inc. (parent company only) as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 are as follows:

 Condensed Balance Sheets
 December 31 - In thousands                                  1996         1995
 Assets
 Cash on deposit with subsidiaries                       $  3,277     $  1,608
 Investment in subsidiaries                               160,195      161,142
 Other investments                                            356          130
 Other assets                                              11,143        5,527
                                                         --------     --------
    Total assets                                         $174,971     $168,407
                                                         ========     ========

 Liabilities and Shareholders' Equity
 Long-term debt and other notes payable                  $ 35,903     $ 36,605
 Other liabilities                                          7,752        2,035
 Shareholders' equity                                     131,316      129,767
                                                         --------     --------
    Total liabilities and shareholders' equity           $174,971     $168,407
                                                         ========     ========

 Condensed Statements of Income
 Years Ended December 31
 In thousands                                   1996         1995         1994
 Income
   Dividends from subsidiaries               $10,000      $10,000      $15,860
   Other interest and dividends                   87          180          285
   Management fees from subsidiaries
     and other income                          6,846        5,317        3,732
                                             -------      -------      -------
   Total income                               16,933       15,497       19,877
 Expenses
   Interest on long-term debt and other
     notes payable                             2,441        2,462        2,657
   Other expenses                             12,155        9,819       10,071
                                             -------      -------      -------
   Total expenses                             14,596       12,281       12,728
                                             -------      -------      -------
 Income before income tax benefit and
   equity in undistributed earnings of
   subsidiaries                                2,337        3,216        7,149
 Federal income tax benefit                    2,506        2,083        2,621
                                             -------      -------      -------
 Income before equity in undistributed
   earnings of subsidiaries                    4,843        5,299        9,770
 Equity in undistributed earnings of
   subsidiaries                                2,039       10,016        4,650
                                             -------      -------      -------
 Net income                                  $ 6,882      $15,315      $14,420
                                             =======      =======      =======

 Condensed Statements of Cash Flows
 Years Ended December 31
 In thousands                                     1996        1995        1994
 Cash flows from operating activities:
 Net income                                     $6,882     $15,315     $14,420
 Adjustments to reconcile net income to
   cash provided by operating activities:
     Amortization                                  858         680         932
     Equity in undistributed earnings
     of subsidiaries                            (2,039)    (10,016)     (4,650)
 Increase in other assets                       (6,013)     (1,639)       (986)
 Increase in other liabilities                   5,717         771         143
                                                ------     -------     -------
   Net cash provided by operating activities     5,405       5,111       9,859

 Cash flows from investing activities:
 Investments in and acquisitions
     of subsidiaries                                 -           -     (10,440)
 Repayment of advances to subsidiaries           2,710           -           -
 Purchase of securities available for sale        (100)          -           -
                                                ------     -------     -------
   Net cash used in investing activities         2,610           -     (10,440)

 Cash flows from financing activities:
 Repayment of long-term debt and other
     notes payable                                (124)        (60)     (6,694)
 Proceeds from issuance of common stock          1,022         800         654
 Redemption of preferred stock                       -           -      (1,010)
 Dividends paid                                 (7,244)     (6,750)     (5,839)
                                                ------      ------      ------
   Net cash used in financing activities        (6,346)     (6,010)    (12,889)
                                                ------      ------      ------
 Net increase (decrease) in cash and
    cash equivalents                             1,669        (899)    (13,470)
 Cash and cash equivalents at beginning
    of year                                      1,608       2,507      15,977
                                                ------      ------     -------
 Cash and cash equivalents at end of year       $3,277      $1,608     $ 2,507
                                                ======      ======     =======

 Supplemental information:
   Cash paid for interest                       $2,438      $1,866      $2,710
   Non-cash transactions (note 3)                1,045       8,770      (8,629)



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.



                                    Part III

Item 10. Directors and Executive Officers of the Registrant
     The information set out in the sections entitled "Section 16(a) Beneficial Ownership Reporting Compliance and Election of Directors" in the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders and the information set out in the section entitled "Executive Officers of the Registrant" on pages 6 and 7 of Part I of this report are incorporated herein by reference.


Item 11. Executive Compensation
     The information set out in the section entitled "Executive Compensation and Other Information" (except the information under the sections entitled "Report of Compensation Committee of the Board of Directors on Executive Compensation and "Performance Graph") in the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information set out in the section entitled "Voting Securities and Ownership Thereof" in the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
     The information set out in the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Transactions with Management and Others" in the registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (a) (1) Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick LLP, as set forth in Part II,
           Item 8 of this  report is incorporated herein by reference.
       (2) Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
       (3) List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 59 and 60 of this report is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

   (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c) Exhibits
       The exhibits listed on the Exhibit Index on pages 59 and 60 of this Form 10-K are filed as a part of this report.

   (d) Financial statement schedules
       No financial statement schedules are required to be filed as a part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Trans Financial, Inc.
                                                           (Registrant)



                                           By:   /s/ Vince A. Berta
                                                 Vince A. Berta
                                                 President
                                                 and Chief Executive Officer
                                           Date: February 21, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 17, 1997, by the following persons on behalf of the registrant and in the capacities indicated.


   (a) Principal Executive Officer:



     /s/ Vince A. Berta
     Vince A. Berta
     President, Chief Executive Officer
       and Director



   (b) Principal Financial Officer:



     /s/ Edward R. Matthews
     Edward R. Matthews
     Chief Financial Officer



   (c) Principal Accounting Officer:



     /s/ Ronald B. Pigeon
     Ronald B. Pigeon
     Controller

   (d) Directors:



     /s/ Mary D. Cohron
     Mary D. Cohron



     /s/ Floyd H. Ellis
     Floyd H. Ellis



     /s/ David B. Garvin
     David B. Garvin



     ----------------------------
     Wayne Gaunce



     /s/ C.C. Howard Gray
     C.C. Howard Gray



     /s/ Charles A. Hardcastle
     Charles A. Hardcastle



     /s/ Carroll F. Knicely
     Carroll F. Knicely



     -----------------------------
     C. Cecil Martin



     -----------------------------
     Frank Mastrapasqua





     /s/ James D. Scott
     James D. Scott



     -----------------------------
     William B. Van Meter



     /s/ Thomas R. Wallingford
     Thomas R. Wallingford

                                    Exhibits


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

   10(f) Description of the registrant's Performance Incentive Plan.*

   10(g) Form of Deferred  Compensation  Agreement between registrant and Vince
           A. Berta, Barry D. Bray, James G. Campbell, Tommy W. Cole, Roger E. Lundin, Michael L. Norris, Jay B. Simmons and certain other officers of the registrant is incorporated by reference to Exhibit 10(g) of the registrant's Report on Form 10-K for the year ended December 31, 1992.*

   10(h) Trans Financial, Inc. Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to Registration Statement on Form S-3 of the registrant dated May 15, 1991 (File No. 33-40606).

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

   10(m) 1995 Executive Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 9, 1995, for the April 24, 1995, Annual Meeting of Shareholders.*

   10(n) Investment and Financial Advisory Services Agreement between Trans
           Financial Bank, National Association, and Mastrapasqua & Associates, Inc.*

   10(o) Form of Retention Agreements between Registrant and Vince A. Berta,
           James G. Campbell, Tommy W. Cole, Ronald Szejner, and certain other officers.*

   10(p) 1996 Directors Stock  Compensation Plan is incorporated by reference to
           Exhiibt 10(n) of the registrant's report on Form 10-Q for the quarter ended March 31, 1996.*

   11    Statement of Computation of Per Share Earnings

   21    List of Subsidiaries of the Registrant

   23    Consent of Independent Auditors

   27    Financial Data Schedule (for SEC use only)


   * Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.