Form 10-Q
period 1997-03-31
TRANS FINANCIAL INC
filed 1997-05-15
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


                                Quarterly Report
     Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarter ended March 31, 1997             Commission File Number 0-13030
                      --------------                                    -------



                              TRANS FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)



        Kentucky                                                  61-1048868
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


500 East Main Street, Bowling Green, Kentucky                         42101
     (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (502) 781-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on May 14, 1997: 11,430,801 shares.

                         Part I - Financial Information




Item 1. Financial Statements

 Consolidated Balance Sheets
 (Unaudited)
 In thousands, except share data

                                                                   March 31    December 31      March 31
                                                                      1997          1996            1996
 Assets
 Cash and due from banks ....................................   $    60,746    $    75,054    $    61,128
 Interest-bearing deposits with banks .......................            98             98             98
 Mortgage loans held for sale ...............................        70,215         67,999         59,225
 Securities available for sale (amortized
    cost of $256,732 as of  March 31, 1997;
    $285,264 as of December 31, 1996;
    and $294,380 as of  March 31, 1996) .....................       254,718        285,155        292,762
 Loans, net of unearned income ..............................     1,448,765      1,450,999      1,295,338
 Less allowance for loan losses .............................        19,010         18,065         16,051
                                                                -----------    -----------    -----------
    Net loans ...............................................     1,429,755      1,432,934      1,279,287
 Premises and equipment, net ................................        37,670         37,377         42,685
 Mortgage servicing rights ..................................        43,466         41,866         41,004
 Other assets ...............................................        41,274         63,469         39,876
                                                                ===========    ===========    ===========
    Total assets ............................................   $ 1,937,942    $ 2,003,952    $ 1,816,065
                                                                ===========    ===========    ===========

 Liabilities and Shareholders' Equity
Liabilities:
 Deposits:
    Non-interest bearing ....................................   $   205,414    $   231,717    $   201,080
    Interest bearing ........................................     1,311,540      1,347,500      1,231,095
                                                                -----------    -----------    -----------
    Total deposits ..........................................     1,516,954      1,579,217      1,432,175
 Federal funds purchased and
    repurchase agreements ...................................        58,317         71,879         44,542
 Other short-term borrowings ................................        55,000         55,000         70,003
 Long-term debt .............................................       140,796        140,903        116,379
 Other liabilities ..........................................        32,517         25,637         21,472
                                                                -----------    -----------    -----------
    Total liabilities .......................................     1,803,584      1,872,636      1,684,571
 Shareholders' equity:
    Common stock, no par value. Authorized
       50,000,000 shares; issued and
       outstanding 11,318,770; 11,293,291;
       and 11,284,604 shares, respectively ..................        21,408         21,324         21,197
    Additional paid-in capital ..............................        45,294         44,745         43,990
    Retained earnings .......................................        71,401         67,790         70,081
    Unrealized net loss on
       securities available for sale,
       net of tax ...........................................        (1,395)           (92)          (936)
    Employee Stock Ownership Plan shares
       purchased with debt ..................................        (2,350)        (2,451)        (2,838)
                                                                -----------    -----------    -----------
    Total shareholders' equity ..............................       134,358        131,316        131,494
                                                                -----------    -----------    -----------
    Total liabilities
      and shareholders' equity ..............................   $ 1,937,942    $ 2,003,952    $ 1,816,065
                                                                ===========    ===========    ===========

 See accompanying notes to consolidated financial statements

 Consolidated Statements of Income
 (Unaudited)
 In thousands, except per share data
 For the three months ended March 31
                                                              1997         1996

 Interest income
  Loans, including fees ....................................   $33,608   $30,001
  Federal funds sold and resale
    agreements .............................................      --           2
  Securities available for sale ............................     3,820     4,041
  Mortgage loans held for sale .............................     1,229       781
  Interest-bearing deposits with banks .....................         2         4
                                                               -------   -------
  Total interest income ....................................    38,659    34,829
Interest expense
  Deposits .................................................    15,505    14,343
  Federal funds purchased
    and repurchase agreements ..............................       591       592
  Long-term debt and other
    borrowings .............................................     3,263     2,350
                                                               -------   -------
  Total interest expense ...................................    19,359    17,285
                                                               -------   -------
Net interest income ........................................    19,300    17,544
  Provision for loan losses ................................     1,950     1,221
                                                               -------   -------
Net interest income after
  provision for loan losses ................................    17,350    16,323
Non-interest income
  Service charges on deposit accounts ......................     2,495     2,236
  Mortgage banking income ..................................     2,757     2,653
  Gains (losses) on sales of securities
    available for sale, net ................................       221        15
  Trust services ...........................................       561       461
  Brokerage income .........................................       710       661
  Other ....................................................     1,175     1,209
                                                               -------   -------
  Total non-interest income ................................     7,919     7,235
Non-interest expenses
  Compensation and benefits ................................     8,608     9,233
  Net occupancy expense ....................................     1,150     1,204
  Furniture and equipment expense ..........................     1,566     1,667
  Deposit insurance ........................................       103       244
  Professional fees ........................................       666       696
  Postage, printing & supplies .............................       980       977
  Processing fees ..........................................       495       389

  Communications ...........................................       658       569
  Other ....................................................     2,813     3,140
                                                               -------   -------
  Total non-interest expenses ..............................    17,039    18,119
                                                               -------   -------
Income before income taxes .................................     8,230     5,439
Income tax expense .........................................     2,682     1,703
                                                               =======   =======
Net income .................................................   $ 5,548   $ 3,736
                                                               =======   =======
Primary earnings per share .................................   $  0.48   $  0.33
Fully-diluted earnings per share ...........................   $  0.48   $  0.33
                                                               =======   =======

See accompanying notes to consolidated financial statements

 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands
 For the three months ended March 31            1997        1996

Balance January 1 .......................   $ 131,316    $ 129,767
  Net income ............................       5,548        3,736
  Issuance of common stock ..............         633          140
  Cash dividends declared on common stock      (1,937)      (1,807)
  Change in net  unrealized loss on
    securities available for sale,
    net of taxes ........................      (1,303)        (533)
  ESOP debt reduction ...................         101          191
                                             =========    =========
Balance March 31 ........................   $ 134,358    $ 131,494
                                             =========    =========

 See accompanying notes to consolidated financial statements.



 Consolidated Statements of Cash Flows
 (Unaudited)
 In thousands
 For the three months ended March 31
                                                                         1997        1996

 Cash flows from operating activities:
Net income/(loss) ................................................   $   5,548    $  3,736
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses ....................................       1,950       1,221
    Deferred tax expense .........................................        (472)       (281)
    Gain on sale of securities available for sale ................        (221)        (15)
    Gain on sale of mortgage loans held for sale .................        (980)     (1,888)
    Gain on sale of premises and equipment .......................          (6)       --
    Depreciation and amortization of fixed assets ................       1,215       1,516
    Amortization of intangible assets ............................         323         343
    Amortization of premium on securities
      and loans, net .............................................         199         300
    Amortization of mortgage servicing rights ....................       1,460       1,012
Decrease in accrued interest receivable ..........................       1,984         615
Decrease  in other assets ........................................      20,345      15,301
Increase (decrease)  in accrued interest payable .................       1,585        (410)
Increase (decrease) in other liabilities .........................       5,897        (598)
Sale of mortgage loans held for sale .............................     187,861      64,594
Originations of mortgage loans held for sale .....................    (189,097)    (60,519)
                                                                     ---------    --------
  Net cash provided by operating activities ......................      37,591      24,927

Cash flows from investing activities:
Net decrease in interest-bearing deposits
  with banks .....................................................        --            99
Proceeds from sale of securities available for sale ..............       2,154          16
Proceeds from prepayment and call of securities available for sale       2,295      24,314
Proceeds from maturities of securities available for sale ........      24,335       8,015
Purchase of securities available for sale ........................        (231)    (28,128)
Net decrease (increase)  in loans ................................         838     (53,315)
Purchase and origination of mortgage servicing rights ............      (3,060)     (5,013)
Proceeds from sale of foreclosed assets ..........................         407       1,326
Purchases of premises and equipment ..............................      (1,713)     (2,794)
Proceeds from disposal of premises and equipment .................         211          51
                                                                     ---------    --------
  Net cash  provided in /(used in) investing activities ..........      25,236     (55,429)

Cash flows from financing activities:
Net decrease in deposits .........................................     (62,263)    (12,308)
Net decrease in federal funds purchased
  and repurchase agreements ......................................     (13,562)    (31,052)
Net increase in other short-term borrowings ......................        --        24,989
Proceeds from issuance of long-term debt .........................        --        30,000
Repayment of long-term debt ......................................          (6)        (35)
Proceeds from issuance of common stock ...........................         633         140
Dividends paid ...................................................      (1,937)     (1,807)
                                                                     ---------    --------
Net cash  provided in /(used in) financing activities ............     (77,135)      9,927
                                                                     ---------    --------
Net decrease in cash and cash equivalents ........................     (14,308)    (20,575)
Cash and cash equivalents at beginning of year ...................      75,054      81,703
                                                                     ---------    --------
Cash and cash equivalents at end of period .......................   $  60,746    $ 61,128
                                                                     =========    ========

 See accompanying notes to consolidated financial statements.

 Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
     The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries (the "company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1996 annual report on Form 10-K.
     In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:

 In thousands
 For the three months ended March 31              1997       1996

Balance beginning of period ................   $ 18,065    $ 15,779
  Provision for loan losses ................      1,950       1,221

  Loans charged off ........................     (1,132)     (1,121)
  Recoveries of loans previously charged off        127         172
                                               --------    --------
  Net charge-offs ..........................     (1,005)       (949)
                                               --------    --------

Balance March 31 ...........................   $ 19,010    $ 16,051
                                               ========    ========

(3) Impaired Loans
     The company's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), was $4,258,000 at March 31, 1997. Of that amount, $1,715,000 represents loans for which an allowance for loan losses, in the amount of $590,000, has been established under SFAS 114. The average recorded investment of impaired loans was $4,436,000 and $12,599,000 for the three months ended March 31, 1997 and 1996, respectively. Interest income recognized on impaired loans totaled $22,000 for the three months ended March 31, 1997, and $14,000 for the first quarter of 1996.

 (4) New Accounting Standard
     During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which establishes new standards for the calculation and presentation of earnings per share ("EPS") in financial statements. SFAS 128, which will become effective in the fourth quarter of 1997 and cannot be adopted earlier, replaces primary EPS with basic EPS, and fully-diluted EPS with diluted EPS. Basic EPS for the company will be slightly higher than primary EPS because common stock equivalents will not be considered in basic EPS; diluted EPS for the company will be essentially the same as fully-diluted EPS. When adopted in the fourth quarter of 1997, all prior periods will be restated to conform to the SFAS 128 presentation.
     Under SFAS 128, basic earnings per share would have been $0.49 and $0.33 for the quarters ended March 31, 1997 and 1996, respectively. Diluted earnings per share would have been $0.48 and $0.33, respectively, for those same periods.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General
         Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY") and Trans Financial Bank Tennessee, National Association --and one thrift subsidiary--Trans Financial Bank, F.S.B. In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc. ("TFIS")--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC"). Collectively, the thrift and the two bank subsidiaries are referred to in this report as "the banks."

Results of Operations
Overview
     For the three months ended March 31, 1997, the company recorded net income of $5.5 million, or $0.48 per common share, compared to net income of $3.7 million, or $.33 per common share, in the same period of 1996. This represents an increase of 49% over first quarter 1996. Results for the first three months of 1997 produced an annualized return on average assets of 1.16% and a return on average common equity of 16.75%, compared with returns of 0.85% and 11.49%, respectively, for the comparable period of 1996.


Net Interest Income
     Net interest income on a tax-equivalent basis totaled $19.7 million in the first three months of 1997, compared with $18.0 million in the comparable 1996 period - a 9.0% increase. For the first three months of 1997, the net interest margin (net interest income as a percentage of average interest-earning assets) on a tax-equivalent basis decreased 5 basis points, from 4.49% to 4.44%, compared to the same period for 1996. The net interest margin decreased 11 basis points in the first quarter of 1997 as compared to the quarter ended December 31, 1996, due to a seasonal decline in non-interest bearing deposits. Most of this decline resulted from year-end payouts of escrow deposits associated with mortgage loans serviced by Trans Financial Mortgage Company.
     Approximately $628 million of the company's commercial and consumer loans are tied to the prime rate. The prime rate increased to 8.25% in February 1996, and remained constant through the remainder of 1996 and through most of the first quarter of 1997. During this time, the company's funding costs continued to rise, as the company placed greater reliance on wholesale funding sources, such as brokered deposits and other borrowed funds. As a result, the company's net interest-rate spread (the difference between the gross yield on interest-earning assets and the rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. This negative impact was partially offset during 1996 by increased interest income due to loan growth. As loan growth slowed during the first quarter of 1997, the net interest-rate spread dropped ten basis points as compared to the first quarter of 1996, and the net interest margin fell five basis points when comparing the first quarter of 1997 to the same period in 1996. The prime rate increased twenty-five basis points to 8.50% near the end of the first quarter of 1997, which is expected to have a slight positive impact on net interest income in the second quarter of 1997.
     The following tables show, for the three-month periods ended March 31, 1997 and 1996, the relationship between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities. The tables also reflect the general increase in interest rates on total interest-bearing liabilities over the past year, and increased volumes of loans, certificates of deposit, and borrowed funds.


 Average Consolidated Balance Sheets and Net Interest Analysis

 For the Three Months Ended March 31
 Dollars in thousands

                                                       1997                                      1996
                                       Average                      Average        Average                   Average
                                       Balance       Interest         Rate         Balance       Interest      Rate
 Assets:
 Interest-earning assets:
  Loans, net of unearned income ....  $1,453,965   $   33,689 *     9.40%       $1,269,829   $   30,115*      9.54%

  Securities .......................     271,685        4,100 *     6.12%          293,206        4,347*      5.96%
  Mortgage loans held for sale .....      68,545        1,229       7.27%           46,200          781       6.80%
  Federal funds sold
    and other interest income ......          98            2       8.28%              283            6       8.53%
                                      ----------    -----------                 ----------    -----------
Total interest-earning assets /
  interest income ..................   1,794,293       39,020       8.82%        1,609,518       35,249       8.81%
                                                    -----------                               -----------
Non-interest-earning assets:
  Cash and due from banks ..........      49,593                                    66,046
  Premises and equipment ...........      37,608                                    42,169
  Other assets .....................      66,433                                    56,373
                                     =============                              =============
Total assets .......................  $1,947,927                                $1,774,106
                                     =============                              =============
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand (NOW) ..  $   33,883   $      255       3.05%        $ 246,292   $  1,713         2.80%
    Savings deposits ...............     104,144          687       2.68%          120,550        791         2.64%
    Money market accounts ..........     270,391        2,140       3.21%           40,853        315         3.10%
    Certificates of deposit ........     833,443       11,293       5.50%          737,470     10,299         5.62%
    Other time deposits ............      83,404        1,130       5.49%           87,349      1,225         5.64%
                                       ---------   -------------                -----------   ---------
    Total interest-bearing deposits    1,325,265       15,505       4.74%        1,232,514     14,343         4.68%
Federal funds purchased
  and repurchase agreements ........      47,932          591       5.00%           49,886        592         4.77%
Long-term debt and
  and other borrowings .............     213,728        3,263       6.19%          153,004      2,350         6.18%
                                        --------  -------------                 -----------  ----------
  Total borrowed funds .............     261,660        3,854       5.97%          202,890      2,942         5.83%
                                        --------  ------------                  -----------  ----------
Total interest-bearing liabilities /
  interest expense .................   1,586,925       19,359       4.95%        1,435,404     17,285         4.84%
                                                  ------------                               -----------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits ....     201,759                                  190,993
  Other liabilities ................      24,921                                   16,902
                                      -----------                               -----------
  Total liabilities ................   1,813,605                                 1,643,299
Shareholders' equity ...............     134,322                                   130,807
                                      -----------                               -----------
Total liabilities
  and shareholders' equity .........  $1,947,927                                $1,774,106
                                     =============                              ===========
Net interest-rate spread ...........                                3.87%                                     3.97%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition ........                                0.57%                                     0.52%
                                                                  ---------                                 ---------
Net interest income /
  margin on interest-earning assets               $   19,661        4.44%                  $   17,964         4.49%
                                                   ==========     ==========              =============     ==========

 *Includes tax-equivalent adjustment

     Net interest margin is net interest income divided by average interest-
earning  assets.  For computational purposes, non-accrual loans are included in
interest-earning  assets.     Net interest rate spread is the difference between
the average rate of interest earnedon interest-earning assets and  the  average
rate of  interest expensed on interest-bearing  liabilities.    Average balances
are based on daily balances.

Analysis of Changes in Net Interest Income
     Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the three-month period ended March 31, 1997, as compared to the same period in 1996.

 First Quarter 1997 vs. 1996               Increase (decrease)
                                       in interest income and expense
 In thousands                                due to changes in:

                                      Volume    Rate      Total
 Interest-earning assets:
Loans ............................   $ 4,280    $(706)   $ 3,574
Securities .......................      (324)      77       (247)
Mortgage loans held for sale .....       398       50        448
Federal funds sold
  and other interest income ......        (4)       0         (4)
                                     -------    -----    -------
Total interest-earning assets ....     4,350     (579)     3,771

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....    (1,588)     130     (1,458)
Savings deposits .................      (108)       4       (104)
Money market accounts ............     1,816        9      1,825
Certificates of deposit ..........     1,308     (314)       994
Other time deposits ..............       (54)     (41)       (95)
                                     -------    -----    -------
  Total interest-bearing deposits      1,374     (212)     1,162
Federal funds purchased
  and repurchase agreements ......       (24)      23         (1)
Long-term debt and
  and other borrowings ...........       927      (14)       913
                                     -------    -----    -------
  Total borrowed funds ...........       903        9        912
                                     -------    -----    -------
Total interest-bearing liabilities     2,277     (203)     2,074
                                     -------    -----    -------
Increase (decrease)
  in net interest income .........   $ 2,073    $(376)   $ 1,697
                                     =======    =====    =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the absolute dollar amounts of the change in each.

Provision for Loan Losses
     The provision for loan losses was $2.0 million (0.54% of average loans, on an annualized basis, excluding mortgage loans held for sale) for the first three months of 1997, compared with $1.2 million (0.38% of average loans) for the comparable period of 1996. Net loan charge-offs were $1,005 thousand (0.28% of average loans) for the first three months of 1997, compared with $949 thousand (0.30% of average loans) for the first three months of 1996.
     The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. The increased provision also provides for overall growth in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this report.

Non-Interest Income
     Non-interest income for the first three months of 1997 increased $684 thousand over the first three months of 1996. This reflects an increase in service charges on deposit accounts of $259 thousand, due in part to the introduction of new transaction account products in April of 1996. The growth in the mortgage servicing portfolio during the past year resulted in an increase of $104 thousand of mortgage banking income. An increase in trust and investment services income of $172 thousand reflects the company's expanding trust and brokerage services. Non-interest income for the first quarter of 1997 includes a pre-tax gain of $221 thousand recognized on the sale of securities. When compared to fourth quarter 1996, non-interest income increased $163 thousand. An improvement of $331 thousand from trust and investment services income was the primary source of the increase. During the fourth quarter of 1996, the company recognized a pre-tax gain of $400 thousand from the sale of its merchant servicing business.

Non-Interest Expenses
         Non-interest expenses decreased $1.1 million for the first three months of 1997, compared to the first three months of 1996. This represents a 6% decrease from first quarter 1996. This decrease is a result of an initiative undertaken during the second quarter of 1996 to refocus the company's resources on its core financial services, reduce operating expenses and exit from less-profitable initiatives. As of March 31, 1997, the company has accomplished the following goals of the initiative:
         -exited the venture capital and human resources consulting initiatives, -closed the Louisville, Kentucky office, closed mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee, -sold the corporate aircraft, sold the travel agency, -sold a newly-constructed building intended to house the company's corporate headquarters and consolidated office space in Bowling Green, Kentucky, and
         -realized additional cost savings in the company's retail delivery system of approximately $2.5 million on an annualized pre-tax basis, primarily through the reduction of administrative personnel.
Based on a comparison of non-interest expenses for the first quarter of 1997 to the second quarter of 1996 (excluding the $5.8 million of charges to implement the plan), total operating expenses have been reduced by more than $6 million on an annualized pre-tax basis. As a result of higher revenues and lower operating expenses, the efficiency ratio (non-interest expenses as a percentage of net interest income plus non-interest income) decreased to 62.6%, a substantial improvement over the 73.1% efficiency ratio in first quarter 1996.
         With the major components of the refocus initiative in place by year-end 1996, management believes the non-interest expenses incurred in the fourth quarter of 1996 and the first quarter of 1997 are representative of the company's ongoing non-interest expenses.

Income Taxes
     Income tax expense totaled $2.7 million for the first three months of 1997, compared with $1.7 million in the comparable 1996 period. These represent effective tax rates of 32.6% and 31.3%, respectively.

Balance Sheet Review
Overview
     Assets at March 31, 1997 totaled $1.938 billion, compared with $2.004 billion at December 31, 1996, and $1.816 billion a year ago. Average total assets for the first quarter increased $174 million (10%) over the past year to $1.948 billion. Average interest-earning assets increased $185 million to $1.794 billion.

Loans
     The company experienced moderate loan growth during the first quarter of 1997. Total loans, net of unearned income, averaged $1.454 billion in the first quarter of 1997, excluding mortgage loans held for sale of $68.5 million. For the comparable period in 1996, loans averaged $1.270 billion, excluding the $46.2 million of mortgage loans held for sale.
     At March 31, 1997, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.449 billion, compared with $1.451 billion at December 31, 1996, and $1.295 billion a year ago. The slower loan growth during the first quarter of 1997 is primarily due to the payoff of the company's largest commercial relationship which followed the customer's sale to a publicly held company. Excluding the payoff, which had been expected, annualized loan growth for the quarter was 5%. The company currently anticipates mid-single-digit loan growth to continue through the remainder of 1997.
     As of March 31, 1997, the company's 47 largest credit relationships consisted of loans and loan commitments ranging from $5 million to $16.8 million, none of which was classified as non-performing. The aggregate amount of these credit relationships was $460 million. These large credit relationships have been underwritten and structured to minimize the company's exposure to loss. However, a significant deterioration in the financial condition of one or more of these borrowers could result in an increase in the company's loan charge-offs. In addition, the prepayment of one or more of these credits or their refinancing at another financial institution may have a negative impact on the company's future loan growth.

Asset Quality
     Non-performing loans, which include non-accrual loans, accruing loans past due 90 days or more and restructured loans, totaled $9.5 million as of March 31, 1997, down $1.0 million from December 31, 1996, and down $6.4 million from the end of the first quarter of 1996. The ratio of non-performing loans to total loans (net of unearned income) was 0.66% at March 31, 1997, compared with 0.73% at the end of 1996 and 1.23% a year ago. Non-performing assets, which include non-performing loans, foreclosed real estate and other foreclosed property, totaled $11.1 million as of March 31,1997, as compared to $20.1 million at March 31, 1996. The ratio of non-performing assets to total assets decreased to 0.57% at March 31, 1997, from 1.11% a year ago.
     The following table presents information concerning non-performing assets, including non-accrual and restructured loans. Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower.


 Non-performing Assets
 Dollars in thousands

                                                         March 31  December 31  March 31
                                                           1997      1996        1996

Non-accrual loans ....................................   $ 5,528    $ 4,717    $12,394
Accruing loans which are contractually
  past due 90 days or more ...........................     3,388      5,863      3,548
Restructured loans ...................................       633          4         10
                                                         -------    -------    -------
  Total non-performing and restructured loans ........     9,549     10,584     15,952
Foreclosed real estate ...............................     1,328      1,608      3,328
Other foreclosed property ............................       175        184        847
                                                         -------    -------    -------
  Total non-performing and restructured loans and
  foreclosed property ................................   $11,052    $12,376    $20,127
                                                         =======    =======    =======

Non-performing and restructured loans
  as a percentage of net loans, net of unearned income      0.66%      0.73%      1.23%
Total non-performing and restructured loans and
 foreclosed property as a percentage of total assets .      0.57%      0.62%      1.11%

         Three commercial credit relationships account for $2.6 million, or 47%, of the company's non-accrual loans at March 31, 1997. An allowance for loan losses in the amount of $200 thousand has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. The remaining non-accrual balance consists of various commercial and consumer loans, with no single loan exceeding $500,000.
     Foreclosed real estate consists of several properties, with no single property exceeding $350,000. Based upon appraisals of the properties and previous sales experience, management does not anticipate any significant loss to be incurred on disposition of the properties.
     As of March 31, 1997, the company had $7.0 million of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans.The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall size and quality of the loan portfolio, historical loan loss experience, loan delinquency trends and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. The potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.
     The allowance for loan losses is established through a provision for loan losses charged to expense. At March 31,1997, the allowance was $19.0 million, up from $18.1 million at December 31, 1996, and $16.1 million at March 31, 1996. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at March 31,1997, was 1.31%, compared with 1.25% at December 31, 1996, and 1.24% at March 31, 1996. These increaes from March 31, 1996 reflect in part management's review of the growth in the loan portfolio, the continuing concentrations of credit among the company's largest credit relationships, and anticipated general econcomic conditions in the company's markets. The allowance as a percentage of non-performing loans increased to 199% at March 31, 1997, from 171% at year-end 1996 and 101% at March 31, 1996. The increase in the allowance as a percentage of non-performing loans from March 31, 1996, to March 31, 1997, is in part the result of the company's placement of one significant loan into non-performing loans at year-end 1995, thus reducing the ratio of the allowance to non-performing loans. That borrower's financial condition, along with the financial condition of two other significant credits, deteriorated in the second quarter of 1996, resulting in partial charge-offs totalling $7.0 million of these loans in the second quarter of 1996. As a result of net loan charge-offs of $11.7 million since March 31, 1996, and provisions for loan losses of $14.6 million during that period (including the $8.4 million provision in the second quarter of 1996), the ratio of the allowance for loan losses to non-performing loans has increased to 199% at March 31, 1997.

Securities Available for Sale
     Securities, including those classified as held to maturity and available for sale, decreased from $293 million at March 31, 1996 to $285 million at year-end 1996, and then decreased to $255 million at March 31, 1997. Funds provided by the reduction in securities from March 31, 1997 to December 31, 1996 were utilized to fund growth in the loan portfolio. The decrease in securities from December 31, 1996 to March 31, 1997 partially funded the seasonal decrease in deposits during that quarter. The seasonal decline in deposits resulted from the year-end payouts of escrow deposits associated with the mortgage loans serviced by Trans Financial Mortgage Company.

Deposits and Borrowed Funds
     Total deposits averaged $1.527 billion in the first quarter of 1997, an increase of $104 million, or 7%, from the comparable 1996 period. Average interest-bearing accounts increased $92.8 million in the first quarter of 1997, compared to the same period in 1996, while average non-interest-bearing accounts increased $10.8 million. Of the $92.8 million increase in interest-bearing accounts, 87% represents brokered certificates of deposit issued to fund loan growth. As of March 31, 1997 and 1996, brokered certificates of deposit comprised $105 million and $30 million, respectively, of the company's deposits. The increase in brokered deposits results from the company's use of this source of funds to provide for the loan growth experienced from the first quarter of 1996 through the first quarter of 1997. These brokered deposits have various maturities ranging from three months to five years.
     During 1996 the company implemented a program that sweeps excess funds from targeted interest-bearing demand accounts into money market accounts. This program has significantly reduced the Federal Reserve Bank reserve requirements for the company.
     Long-term debt totaled $141 million at March 31, 1997, an increase of $24 million from March 31, 1996. In order to support growth in the loan portfolio, TFB-KY issued in the second quarter of 1996 $25 million of four-year notes, under a $250 million senior bank note program. Bank notes issued to date bear interest at fixed rates of 6.32%, 6.48%, and 7.13%,respectively. Certain of the notes have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Under these swap agreements, TFB-KY pays interest at the prime rate, and receives a fixed rate of 8.60%. An additional $175 million of bank notes may be issued from time to time under this book-entry program in maturities varying from 30 days to 30 years.

Capital Resources and Liquidity
     The company's capital ratios at March 31, 1997, December 31, 1996, and March 31, 1996 (calculated in accordance with regulatory guidelines) were as follows:

                          March 31,    December 31,    March 31,
                              1997          1996         1996
Tier 1 risk based .....          8.08%       7.68%       8.51%
     Regulatory minimum          4.00        4.00        4.00
Total risk based ......         11.41       10.87       11.93
     Regulatory minimum          8.00        8.00        8.00
Leverage ..............          6.52        6.12        6.72
     Regulatory minimum          3.00        3.00        3.00

     The decrease in these capital ratios during 1996 was primarily associated with the $5.8 million in charges and an increased loan loss provision, both taken during the second quarter of 1996, and a $2.7 million charge associated with the SAIF recapitalization, taken during the third quarter of 1996. The improvement in these ratios in 1997 is due to the company's increased earnings combined with a decline in total assets from December 31,
1996. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at March 31, 1997.
         To  maintain a desired  level of  liquidity,  the  company  has several
sources of funds available.   The company's primary investing activities include
purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. The company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in these investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. When compared to retail deposits attracted through a branch network, wholesale funding sources are generally more sensitive to changes in interest rates and volatility in the capital markets and are more likely to be compared by the investor to competing investments. In addition, brokered deposits may be more sensitive to significant changes in the financial condition of the company. As a result of the company's use of wholesale funding sources, significant changes in the prevailing interest rate environment, in the availability of alternative investments for individual and institutional investors or in the company's financial condition, among other factors, could affect the company's liquidity and results of operations.

Asset/Liability Management
         Managing interest rate risk is fundamental to the financial services industry. The company's policies are designed to manage the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity while optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements.
         The company uses an earnings simulation model to monitor and evaluate the impact of changing interest rates on earnings. The simulation model used by the company is designed to reflect the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments, combining the various factors affecting rate sensitivity into a two-year earnings outlook. Among the factors the model utilizes are rate-of-change differentials, such as federal funds rates versus savings account rates; maturity effects, such as calls on securities; and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels and floating-rate loans that may be tied or related to prime, Treasury Notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans.
         The model is updated monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic view of net interest income is derived once probabilities have been assigned to those key rates.
         By forecasting a most likely rate environment, the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. As of March 31, 1997, the company's most likely rate environment assumed the federal funds rate and prime lending rate at 5.50% and 8.50%, respectively, rising to 5.75% and 8.75%, respectively, by March of 1998. The following illustrates the effects on net interest income of an immediate shift in market interest rates compared to the most likely rate assumptions used in the company's model:


   Basis-point change ..................     +200 bp  +100 bp  -100 bp  -200 bp

   Increase (decrease) in net interest income  5.03%   2.48%   (1.60)%   (2.33)%


         As of March 31, 1997, management believes the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. It should be noted that some of the assumptions made in the use of the simulation model will inevitably not materialize and unanticipated events and circumstances will occur; in addition, the simulation model does not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
         A second interest rate sensitivity tool utilized by the company is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer-term view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are valued based on numerous interest rate path valuations using statistical rate simulation techniques.
         To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions which partially neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate. In a higher interest-rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from interest rate swap transactions. Conversely, if interest rates decline, the swaps will mitigate the company's exposure to reduced net interest income. Interest rate swap transactions as of March 31, 1997, are as follows:

Interest Rate Swaps
As of March 31, 1997
 Dollars in thousands
                             Notional   Fixed Rate    Floating
                                                        Rate
                              Amount    (Receiving)   (Paying)         Maturity
                            ---------    ---------   ---------        ---------
                             $ 50,000      8.33%    8.50%(Prime)      June, 1997
                               50,000      8.50%    8.50% Prime)      July, 1997
                               20,000      8.60%    8.50%(Prime)   October, 1997
                               30,000      8.23%    8.50%(Prime)     March, 1998
                               70,000      8.50%    8.50%(Prime)      June, 1998
                               30,000      8.60%    8.50%(Prime)   October, 1998
                               25,000      8.74%    8.50%(Prime)  December, 1999
                            ---------     ------
 Total / weighted average    $275,000      8.48%    8.50%            March, 1998
                             ========                               ============



     As shown in the table, $150 million of these interest rate swaps will mature within twelve months. As these interest rate swaps mature, management will evaluate whether new interest rate swap transactions are appropriate, given the company's interest rate sensitivity position at that time. The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity.

Subsequent Transactions
     During the first quarter of 1997, the company entered into contracts to sell its Lebanon and Sparta, Tennessee offices. These transactions were consummated during April 1997.


This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate); competition for the company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates; delays in, customer reactions to, and other unforeseen complications with respect to, the implementation of the cost containment measures; and other risks detailed in the company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the company. The company undertakes no obligation to republish revised forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                           Part II - Other Information

Item 1. Legal Proceedings
      In the ordinary course of operations, the company and the banks are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the company.
       On August 22, 1996, two former employees of the company and three former employees of TFB-KY filed suit in Jefferson Circuit Court, Louisville, Kentucky, against the company. The five plaintiffs claim wrongful termination, sex discrimination, age discrimination, breach of contract and libel in connection with the termination of their employment in June 1996. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, to include the value of back pay and benefits; the value of certain stock options; reinstatement as employees or alternatively the value of future earnings and benefits; and punitive damages. Management is currently negotiating with the parties to settle this mattter and believes that the litigation will not result in a material adverse change in the consolidated financial condition or results of operations of the company.

Item 4. Submission of Matters to a Vote of  Security Holders
      The registrant's 1997 Annual Meeting of Shareholders was held April 28, 1997. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                      Votes For  Votes Withheld
Vince A. Berta ....   8,949,940   67,812
C. C. Howard Gray .   8,952,485   65,267
Carroll  F. Knicely   8,952,485   65,267
C. Cecil Martin ...   8,937,006   80,745

     A proposal (Proposal II) to approve the Trans Financial, Inc. Consolidated Stock Option Plan was approved by a majority of the outstanding shares of the registrant's common stock. A total of 7,874,226 shares were voted in favor of the proposal; 751,117 shares were voted against; and 392,398 shares abstained (including broker non-votes). The total number of shares of common stock outstanding as of February 21,1997, the record date of the Annual Meeting of Shareholders, was 11,399,494.


Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
       The exhibits listed on the Exhibit Index on page 18 of this Form 10-Q are filed as a part of this report.

   (b) Reports on Form 8-K
       There were no reports on Form 8-K filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           Trans Financial, Inc.
                                                                 (Registrant)



                                                    Principal Executive Officer:

Date:  ______________                               /s/  Vince A. Berta
                                                         Vince A. Berta
                                                         President and
                                                         Chief Executive Officer


                                                    Principal Financial Officer:

Date: _____________________                          /s/ Edward R. Matthews
                                                         Edward R. Matthews
                                                         Chief Financial Officer

                                    Exhibits
                                                                   Sequentially
                                                                  Numbered Pages


   10 1996 Consolidated Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated February 28, 1997, for the April 28, 1997 Annual Meeting of Shareholders.*

   11      Statement of Computation of Per Share Earnings....................19

   27      Financial Data Schedule (for SEC use only)


   * Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10)
       (iii) of Regulation S-K.