Form 10-K/A
period 1996-12-31
TRANS FINANCIAL INC
filed 1997-06-25
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 1
                                       to
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


 For the fiscal year ended December 31, 1996      Commission File Number 0-13030
                           ------------------                             ------

                              TRANS FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

    Kentucky                                               61-1048868
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

500 East Main Street, Bowling Green, Kentucky                   42101
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 18, 1997: $240,138,000.

The number of shares outstanding of the issuer's class of common stock on February 18, 1997: 11,399,494 shares.

Document Incorporated By Reference
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1997 are incorporated by reference into
Part III of this report.



The registrant's Annual Report on Form 10-K is hereby amended to include the following:
     (1) Item 1. Business is amended to provide a description of the general demographics of the area in which the company operates;
     (2) Item 7. Management's Discussion and Analysis is revised to provide additional details regarding the provision and allowance for loan losses; and
    (3) Form 11-K of the Trans Financial, Inc., Savings Investment Plan, which was not available at the time of the initial filing of the registrant's Form 10-K.

Item 1. Business
The Company and the Banks
     Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act, which has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY") and Trans Financial Bank Tennessee, National Association ("TFB-TN")--and one thrift subsidiary--Trans Financial Bank, F.S.B. ("TFB-FSB"). In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc. ("TFIS")--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC").
     During 1995, three commercial bank subsidiaries were merged to form TFB-KY and two thrift subsidiaries were merged to form TFB-FSB. Collectively, TFB-KY, TFB-TN and TFB-FSB are referred to in this report as "the banks."
     On December 31, 1996, the company had total consolidated assets of $2.0 billion, total loans of $1.5 billion, total deposits of $1.6 billion and shareholders' equity of $131 million.
     The portion of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled Mergers and Acquisitions included in Item 7 is incorporated herein by reference.
     The banks provide a full range of corporate and retail banking services, including checking, savings and time deposit accounts; secured and unsecured loans to corporations, individuals and others; letters of credit; rental of safe deposit boxes; financial counseling for individuals and institutions; and trust and brokerage services. Interest on domestic commercial, consumer and mortgage loans constitutes the largest contribution to the operating revenues of the company and the banks.
     TFB-KY provides a wide variety of personal and corporate trust and trust-related services, including serving as executor of estates; as trustee under testamentary and inter-vivos trusts; as guardian of the estates of minors and incompetents; as escrow agent under various agreements; and as financial advisor to and custodian for individuals, corporations and others. Corporate trust services include serving as registrar, transfer agent, and paying agent for corporate securities and as corporate trustee under corporate trust indentures. At December 31, 1996, approximately $421 million in assets were managed by the trust department of TFB-KY.
     TFMC originates and purchases mortgage loans for the purpose of constructing, financing or refinancing one- to four-family dwellings. TFMC also services mortgage loans for the banks and for others. Generally, residential mortgage loans originated or purchased are then sold in the secondary market. When sold, servicing may be retained by TFMC or released to the purchaser. The portfolio of mortgage loans serviced for others totaled $3.3 billion at December 31, 1996.
     TFIS offers to customers of the banks and to others a wide range of investment products and services, including financial planning, mutual funds, annuities, and individual stocks and bonds. In October of 1995, TFB-KY introduced its own family of proprietary mutual funds, the Trans Adviser Funds, which added depth to its lineup of investment products.
     TFB-KY has twenty-seven offices in Kentucky: six located in Bowling Green; three located in Pikeville; two located in each of Glasgow, Scottsville, Morehead and Maysville; and one located in each of Augusta, Cave City, Dawson Springs, Tompkinsville, Elkhorn City, Meta, Belfry, Virgie, Martin, and Prestonsburg. TFB-FSB has twelve offices: two in Columbia, Tennessee; and one each in the Tennessee communities of Tullahoma, Mt. Pleasant, Manchester, Rockwood, Kingston, Shelbyville, and Winchester; and one each in the Kentucky communities of Franklin, Russellville and Auburn. TFMC has a mortgage operations center in Tullahoma, Tennessee, and a loan production office in Greensboro, North Carolina. TFB-TN has ten offices in Tennessee: two located in Cookeville; and one located in each of Nashville, Clarksville, Crossville, Franklin, Lebanon, McMinnville, Murfreesboro, and Sparta. Subsequent to December 31, 1996, the company entered into a contract to sell the Lebanon and Sparta offices, subject to regulatory approval.


Demographics
     As of December 31, 1996, the company operated 52 banking offices in 37 communities in Kentucky and Tennessee. These communities are predominantly non-urban markets under 100,000 in population.
Population
     Statewide, Tennessee's population is projected by the U.S. Census Bureau to grow approximately 4% per year through 2000, while Kentucky's annual growth is projected at 2%. Nearly all of the company's primary markets should participate in this growth, with South Central and Northeastern Kentucky experiencing growth rates in the 1.3% to 2.0% range, and most Tennessee markets experiencing 1.5% to 4.5% growth rates. Eastern Kentucky's population growth, however, is expected to be slower--under 0.5% per year.
Employment and Income
     The 5.0% unemployment rate for Tennessee at the end of 1996 was slightly below the national average of 5.3%, while Kentucky's 5.5% unemployment rate was slightly above the national average. Per capita income in 1994 was $19,450 and $17,721, respectively, for Tennessee and Kentucky--below the national average of $21,696. The company estimates per capita income levels in the company's markets to be as follows (1994 data):
           South Central Kentucky                               $17,542
           Northeastern Kentucky                                 14,094
           Eastern Kentucky                                      14,707
           Western Kentucky                                      16,248
           Northern Tennessee                                    15,430
           Middle Tennessee                                      19,732
           South Central Tennessee                               17,733
Industry Trends
     The local economies in the company's markets are diversified, as discussed below.
     In South Central and Northeastern Kentucky, the largest industries are durable and non-durable goods manufacturing. Most of the recent growth in South Central Kentucky has occurred in durable goods, while services and non-durable goods manufacturing have been the fastest-growing industries in Northeastern Kentucky. Agriculture has been in decline in both areas in recent years. In the Bowling Green area, where the company has its largest presence, services represent the largest, but slowest-growing industry segment.
     Mining--primarily coal mining--is the largest industry in the company's Eastern Kentucky market, but has been declining over the past several years. Services and wholesale trade, however, have provided strong growth.
     In the company's Western Kentucky market area, durable goods manufacturing and services are the primary industries, with durable goods providing the most growth. Non-durable goods manufacturing has shown slow growth in recent years, while mining has declined in importance in this area.
     In  the   company's   Tennessee   markets,   services  and  durable   goods
manufacturing are the largest industry segments. Construction, wholesale trade and state and local government represent the primary growth industries, while non-durable goods manufacturing provides the least growth to this market area, and has declined in certain communities.


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


Statistical Information
     Certain statistical information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 on pages 5 through 26 of this Form 10-K/A and in note 7 to the consolidated financial statements included in the initially filed Form 10-K. Those pages are incorporated herein by reference.

     Description of Statistical Information                              Page(s)

     Average Consolidated Balance Sheets and Net Interest Analysis..........9-10
     Analysis of Year-to-Year Changes in Net Interest Income..................11
     Loans Outstanding........................................................14
     Loan Maturities and Interest Rate Sensitivity............................16
     Non-performing Assets (Including Potential Problem Loans)................16
     Summary of Loan Loss Experience..........................................19
     Allocation of Allowance for Loan Losses..................................19
     Allocation of Year-End Allowance for Loan Losses
       and Percentage of Each Type of Loan to Total Loans.....................19
     Carrying Value of Securities.............................................19
     Maturity Distribution of Securities Available for Sale...................20
     Maturity of Time Deposits of $100,000 or More............................21
     Short-Term Borrowings....................................................22

     Consolidated Statistical Information.....................................26

     Impact of Non-accrual Loans on Interest Income (note 7, paragraph 3)
     ............................................page 40 of initially filed 10-K



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

Income Statement Review
     Net income was $6.9 million in 1996, compared with $15.3 million in 1995, and $14.4 million in 1994. On a per share basis,net income was $0.60, $1.35 and $1.28, respectively.
     As mentioned previously, non-interest expenses for 1996 reflect pre-tax charges totaling $5.8 million related to an initiative to refocus the company's resources on its core financial services, reduce operating expenses and exit from less-profitable initiatives. This initiative was undertaken in the second quarter of 1996, when the Board of Directors made a change in executive management, with the expressed purpose of changing the company's strategic direction. As of December 31, 1996, the company has accomplished the following goals of the initiative:
         -exited the venture capital and human resources consulting initiatives, -closed the Louisville, Kentucky office, closed mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee, -sold the corporate aircraft, sold the travel agency,
         -sold a  newly-constructed  building  intended  to house the  company's corporate headquarters and consolidated office space in Bowling Green, Kentucky, and
         -realized additional  cost savings in the  company's  retail  delivery system of approximately $2.5 million on an annualized pre-tax basis, primarily through the reduction of administrative personnel.
     Based on a comparison of non-interest expenses for the fourth quarter of 1996 to the second quarter (excluding the $5.8 million of charges to implement the plan), total operating expenses have been reduced by more than $6 million on an annualized pre-tax basis.
     In addition to the charges associated with the refocus initiative, the company increased its 1996 provision for loan losses by $8.6 million compared with 1995 and recorded a pre-tax charge of $2.6 million imposed by congressional legislation enacted during 1996 designed to re-capitalize the Savings Association Insurance Fund ("SAIF"). All banks with SAIF-insured deposits and all savings and loans were subject to the SAIF assessment. The increased provision for loan losses in 1996 was primarily due to a deterioration in the quality of certain commercial credits in the second quarter of the year.
     With the major components of the refocus initiative in place by year-end 1996, management believes the results of the third and fourth quarters of 1996 are more representative of the company's ongoing profitability. Excluding the SAIF assessment, annualized net income for those periods would have been $20.2 million, which would have resulted in a return on assets of 1.06 percent and a
15.85 percent return on equity.
     Following is a summary of the components of income and expense and the changes in those components over the past three years.


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



   Liablilities and
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
                                              =======    =======    =======           ======    =======    =======

Provision for Loan Losses
     The provision for loan losses in 1996 was $13.9 million, or 1.03% of average loans, an increase of $8.6 million from the $5.3 million, or 0.44% of average loans, in 1995. In 1994, the company recorded a provision of $2.2 million, or 0.21% of average loans.
     Net loan charge-offs were $11.6 million in 1996, compared with $2.0 million in 1995 and $2.2 million in 1994. In 1996 the company charged off $7.0 million on three non-performing loans which had been placed in non-accrual status during 1995. As a percentage of average loans, net charge-offs were 0.86% in 1996, up from 0.17% in 1995 and 0.20% in 1994. For the five year period from 1992 through 1996, net charge-offs averaged 0.38%.
     The provision for loan losses and the level of the allowance for loan losses result from management's evaluation of the risk in the loan portfolio. The increased provision in 1996 and 1995 provides for overall growth in the loan portfolio as well as a higher level of non-performing loans than in the previous three years. Further discussion on loan quality and the allowance for loan losses is included later in this review in the Asset Quality section.

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

Non-interest Expenses
     Non-interest expenses for 1996 increased 22% over 1995, after increasing 10% from 1994 to 1995. The increases in non-interest expense were due to:

                                                                                    Increase (Decrease) in
                                                                                     Non-Interest Expenses
In thousands                                                                      1996 vs. 1995   1995 vs. 1994
                                                                                  ------------    -------------
      Second quarter initiatives ....................................................  $  5,807   $  --
      Increase in compensation and employee benefits ................................     5,541     4,258
      Increase in occupancy and equipment expense ...................................       449     1,106
      Increase in communications expense ............................................       909       476
      Deposit insurance:
            1996 SAIF assessment, net of fourth quarter refund ......................     2,563      --
            Decrease in deposit insurance premiums ..................................    (1,073)   (1,088)
      Increase (decrease) in advertising and public relations expense ...............      (410)      724
      Decrease in professional fees .................................................      (594)     (318)
      Increase in postage, printing and supplies ....................................       482       127
      Increase (decrease) in educational expense ....................................      (280)      424
      Increase (decrease) in foreclosed asset expense ...............................      (495)      315
      Increase in processing fees ...................................................       931       312
      Increase (decrease) in all other non-interest expenses ........................       763      (357)
                                                                                       --------   -------
                                                                                       $ 14,593   $ 5,979
                                                                                       ========   =======

     Costs recognized in the second quarter of 1996 which are associated with the initiative to refocus the company's resources on core financial services include severance and related payroll taxes and benefits, write-downs of fixed assets to be sold or abandoned, legal and accounting fees associated with discontinuing certain activities and various other costs associated with the disposition of assets. These charges provide for the cost of exiting several initiatives which the company entered in recent years, such as human resources consulting and venture capital. Also included in the charges are expenses associated with closing the Louisville, Kentucky office; mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee; and consolidation of operations in Bowling Green, Kentucky. Severance expense was also recognized related to changes designed to reduce costs in the retail delivery system and in investment management. The company sold its corporate jet, with the cost of its disposition included in second quarter expenses. The classification of these costs in the consolidated statement of income is as follows: In thousands
               Compensation and employee benefits                         $1,798
               Net occupancy expense                                         475
               Furniture and equipment expense                               325
               Professional fees                                             340
               Writedowns and losses on sale of fixed assets               1,698
               Other expenses                                              1,171
                                                                         -------
                   Total costs associated with the initiative             $5,807
                                                                          ======

     The increases in non-interest expenses over the past two years also reflect the company's commitment to invest in new technology, product lines, distribution channels and people, to provide enhanced customer service and to support future growth.
     Compensation and benefits increased $5.5 million in 1996 (excluding the refocus initiative charges) as compared to 1995, and increased $4.3 million in 1995 versus 1994--the result of an expansion of the professional staff in 1994 and 1995. Of the increase in compensation and benefits in 1996 and 1995, $1.4 million and $0.8 million, respectively, represent increased payments associated with the company's implementation of an incentive-based compensation system.
     Advertising and public relations expense decreased $0.4 million in 1996, after increasing $0.7 million in 1995. During 1995, the company expanded its promotion of the new products and services added during the year, and an intensified sales training program resulted in a $0.4 million increase in educational expense that year.
     In general, the remaining increases in both 1996 and 1995 were related to an ongoing effort to build the company's infrastructure to accommodate future growth, requiring investments in staff as well as in buildings, equipment and information systems. Occupancy, furniture and equipment and communications costs increased $1.4 million in 1996 and $1.6 million in 1995. In addition, external data processing costs, primarily for mortgage loan servicing and electronic delivery of financial services, increased $0.9 million and $0.3 million in 1996 and 1995, respectively.
     As mentioned previously, the company recorded in the third quarter of 1996 a pre-tax charge of $2.7 million resulting from legislation enacted during 1996 designed to re-capitalize the SAIF. The $1.1 million decreases in deposit insurance premiums in both 1996 and 1995 were due to a reduction from $0.23 to $0.04 per $100 of deposits insured through the Federal Deposit Insurance Corporation's ("FDIC") Bank Insurance Fund ("BIF"), effective June 1, 1995, and to zero effective January 1, 1996. Approximately 69% of the company's deposits are insured through the BIF. The remaining 31% of the company's deposits are insured through the SAIF. Insurance premiums on the SAIF deposits remained at $0.23 through 1996, however a refund of $122 thousand was received from the SAIF in the fourth quarter of 1996. For 1997, the company expects to recognize deposit insuranceexpense of approximately $0.065 per $100 of SAIF-insured deposits and $0.013 per $100 of BIF-insured deposits.

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


     Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
     Two commercial credit relationships account for $2.1 million, or 45%, of the company's non-accrual loans at December 31, 1996, and 20% of total non-performing and restructured loans. The larger of these credits is to a specialty apparel manufacturer and the other is to a company in the coal mining industry. An allowance for loan losses in the amount of $164 thousand has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. The remaining non-accrual balance consists of various commercial and consumer loans, with no single loan exceeding $350,000.
     The increase over the past two years in accruing loans past due 90 days or more is principally related to residential real estate loans. Personal bankruptcies, particularly Chapter 13 filings, have been rising in Tennessee and Kentucky over the past two years. This form of bankruptcy forestalls foreclosure on a wage earner's residence as long as monthly payments are resumed and a small additional payment is made to the lender to be applied to the delinquent mortgage payments. Such a payment plan may stretch out to several years the period required to bring payments current. Although these loans may be well secured and in the process of collection, most are reported as more than 90 days past due and accruing interest.
     Foreclosed real estate at December 31, 1996, includes one property with a book value of $340 thousand, or 21% of the outstanding balance. This property was acquired through foreclosure in 1986, with an unsatisfied loan balance at the time of $1.8 million. In order to facilitate the disposal of the property, the company entered into a joint venture with a real estate developer and developed the land for industrial and other commercial use. Subsequently, the company dissolved the joint venture and retained title to the property. Several parcels have been sold to date. Based on an appraisal of the property and previous sales experience, management does not anticipate a loss to be incurred on disposition of the remaining parcels. A second property which was included in foreclosed real estate on December 31, 1995, is a manufacturing facility which was acquired in the fourth quarter of 1995. The property was sold in the fourth quarter of 1996. The remaining balance of foreclosed real estate consists of several properties, with no single property exceeding $250,000.
      As of December 31, 1996, the company had $8.4 million of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. The adequacy of the allowance is determined on an ongoing basis through analysis of the overall size and quality of the loan portfolio, historical loan loss experience, loan delinquency trends, and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. The potential loss situations are identified by account officers' evaluations of their own portfolios, as well as by an independent loan review function.
     The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 1996, the allowance was $18.1 million, compared with $15.8 million at December 31, 1995, and $12.5 million at December 31, 1994. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 1996, was 1.25%, compared with 1.25% at December 31, 1995, and 1.10% at December 31, 1994. These increases from December 31, 1994 reflect in part management's review of the growth in the loan portfolio, the continuing concentrations of credit among the company's largest credit relationships, and anticipated general economic conditions in the company's markets. The allowance as a percentage of non-performing loans was 171% at December 31, 1996, as compared to 91% at year-end 1995, and 158% at December 31, 1994. The changes in the allowance as a percentage of non-performing loans from December 31, 1994 to December 31, 1996 are in part the result of the company's placement of one significant loan into non-performing loans at year-end 1995, thus reducing the ratio of the allowance to non-performing loans. That borrower's financial condition, along with the financial condition of two other significant credits, deteriorated in the second quarter of 1996, resulting in partial charge-offs totaling $7.0 million of these loans in 1996. As a result of net loan charge-offs of $11.6 million and a provision for loan losses of $13.9 million during 1996, the ratio of the allowance for loan losses to non-performing loans has increased to 171% at December 31, 1996

     Following is a summary of the changes in the allowance for loan losses for each of the past five years.


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
                             ====   =====    =====    =====    =====     ======   =====    =====    =====     =====


Securities, Federal Funds Sold and Resale Agreements
     Securities, including those classified as held to maturity and available for sale, averaged $292 million in 1996, compared with $305 million in 1995 and $354 million in 1994. The decline in the securities portfolio throughout this period was substantially the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.
     The company reclassified all securities to available for sale on November 30, 1995, as permitted by the Financial Accounting Standards Board in a special one-time reassessment.
     The tables below present the carrying value of securities for each of the past three years and the maturities and yield characteristics of securities as of December 31,1996.

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


------------------------------------------------------------------

     Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at December 31, 1996. The decrease in these ratios over the past year is due to asset growth--particularly commercial and commercial real estate loans--combined with minimal growth in shareholders' equity as a result of the decline in net income in 1996. Notwithstanding the 1996 decline in net income, primarily due to the loss incurred in the second quarter, the Board of Directors chose to maintain the quarterly dividend at $0.16. As a result, the company paid dividends slightly in excess of earnings for 1996. Although there can be no assurance, management expects the company will pay dividends in 1997 of approximately 30% to 40% of net income.
     Approximately half of the $18.1 million increase in equity capital during 1995 was provided by retained earnings. Most of the remaining portion was due to a $7.7 million decline in the net unrealized loss on securities available for sale.
     To maintain a desired level of liquidity, the company has several sources of funds available. The company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. At December 31, 1996, the retained earnings of the banks totaled $69.7 million, of which $24.0 million was available for the payment of dividends to the parent company.

Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company's policies are designed to manage the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on-and off-balance-sheet financial instruments, the company manages interest rate sensitivity while optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements.
     The company uses an earnings simulation model to monitor and evaluate the impact of changing interest rates on earnings. The simulation model used by the company is designed to reflect the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments, combining the various factors affecting rate sensitivity into a two-year earnings outlook. Among the factors the model utilizes are rate-of-change differentials, such as federal funds rates versus savings account rates; maturity effects, such as calls on securities; and rate barrier effects, such as caps or floors on loans. It also captures changing balance sheet levels and floating-rate loans that may be tied or related to prime, Treasury Notes, CD rates or other rate indices, which do not necessarily move identically as rates change. In addition, it captures leads and lags that occur as rates move away from current levels, and the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans.
     The model is updated monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic view of net interest income is derived once probabilities have been assigned to those key rates.
     By forecasting a most likely rate environment, the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. As of December 31, 1996, the company's most likely rate environment assumed the federal funds rate and prime lending rate at 5.25% and 8.25%, respectively, rising to 5.75% and 8.75%, respectively, by December of 1997. The following illustrates the effects on net interest income of an immediate shift in market interest rates compared to the most likely rate assumptions used in the company's model:
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
                            =======   =======   =======   =======    =======   =======   =======   =======


     Significant factors affecting the comparability of quarterly results for 1996 include the second quarter pretax charge of $5.8 million related to the commitment to refocus on core financial services, reduce operating expenses and exit from less-profitable initiatives, and a $7.2 million increase in the quarterly loan loss provision in the second quarter as compared to the first quarter. These second quarter charges resulted in a net loss for the first half of 1996. The $8.4 million loan loss provision in the second quarter of 1996 was due to several factors:
    1) The charge-off of $7.0 million on three problem loans. Prior to the second quarter of 1996, management expected two of these three borrowers to be sold as going concerns and the loans to be repaid from the sales proceeds. As a result, the company had previously allocated $4.2 million in the allowance for loan losses for these three loans. Due to the rapid deterioration in the financial condition of those borrowers in the second quarter of 1996 and the resulting loss of interest by several potential buyers, sale prospects became unlikely. As the possibility of sales as going concerns grew less likely, management concluded that the collateral securing the loans would likely have to be liquidated, resulting in larger than anticipated losses on the loans. 2) Recent adverse loss trends for consumer loans resulting from unprecedented levels of bankruptcies, particularly personal bankruptcies in Kentucky and Tennessee. 3) Three additional loans over $1 million (totaling $6.6 million) for which information became known to the company during the quarter which caused management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms, but which were not included in non-performing loans at June 30, 1996.
    4) Continued strong growth in the loan portfolio, particularly in large commercial relationships (over $5 million).
Deposit insurance expense for the third quarter of 1996 was impacted by the $2.7 million (pretax) SAIF assessment. Due to a decline in deposit insurance premiums following the re-capitalization of the SAIF, the company received in the fourth quarter of 1996 a $122 thousand refund of deposit insurance premiums.
     Non-interest income in the second quarter of 1995 included a $1.7 million pre-tax gain from the sale of mortgage servicing rights. For the third quarter of 1995, deposit insurance expense was reduced by a $585 thousand refund of FDIC premiums paid in the second quarter. The refund was associated with an over-capitalization of the Bank Insurance Fund.



================================================================================
This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate);
competition for the company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the company's customers; delays in, customer reactions to, and other unforeseen complications with respect to, the implementation of the cost containment measures; and other risks detailed in the company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the company.
================================================================================



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


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (a) (1) Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick LLP, as set forth in Part II,
           Item 8 of this report is incorporated herein by reference.
       (2) Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
       (3) List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 27 and 28 of this Form 10-K/A is incorporated herein by reference.

           The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K/A pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

   (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the fourth quarter of 1996.

   (c) Exhibits
       The exhibits listed on the Exhibit Index on pages 27 and 28 of this Form 10-K/A are filed as a part of this report.

   (d) Financial statement schedules
       No financial statement schedules are required to be filed as a part of this report.

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          Trans Financial, Inc.
                                                                 (Registrant)




                                                      By: /s/ Edward R. Matthews
                                                              Edward R. Matthews
                                                         Chief Financial Officer
                                                             Date: June 25, 1997

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

   10(m) 1995 Executive Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 9, 1995, for the April 24, 1995, Annual Meeting of Shareholders.*

   10(n) Investment and Financial Advisory Services Agreement between Trans
           Financial Bank, National Association, and Mastrapasqua & Associates,
           Inc.*   **

   10(o) Form of Retention Agreements between Registrant and Vince A. Berta,
           James G. Campbell, Tommy W. Cole, Ronald Szejner, and certain other
           officers.*   **

   10(p) 1996 Directors Stock  Compensation Plan is incorporated by reference to
           Exhiibt 10(n) of the registrant's report on Form 10-Q for the quarter ended March 31, 1996.*

   11    Statement of Computation of Per Share Earnings**

   21    List of Subsidiaries of the Registrant**

   23    Consent of Independent Auditors**

   23(a) Consent of Independent Auditors

   27    Financial Data Schedule (for SEC use only)**

   99 Annual Report on Form 11-K for the Trans Financial, Inc. Savings Investment Plan

   * Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.


**Previously filed.