Form 10-Q
period 1997-06-30
TRANS FINANCIAL INC
filed 1997-08-14
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

           For the quarter ended June 30, 1997 Commission File Number
                                  -------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on August 12, 1997: 11,441,035 shares.

Part I - Financial Information




Item 1. Financial Statements

 Consolidated Balance Sheets
 (Unaudited)
 In thousands, except share data

                                              June 30     December 31    June 30
                                                1997         1996          1996
 Assets
Cash and due from banks .................  $    72,131   $    75,054   $    56,902
Interest-bearing deposits with banks ....           98            98            98
Mortgage loans held for sale ............       80,489        67,999        56,232
Securities available for sale (amortized
   cost of $252,082 as of  June 30, 1997;
   $285,264 as of December 31, 1996;
   and $290,696 as of June 30, 1996) ....      251,829       285,155       287,481
Loans, net of unearned income ...........    1,473,337     1,450,999     1,348,906
Less allowance for loan losses ..........       21,016        18,065        16,344
                                           -----------   -----------   -----------
   Net loans ............................    1,452,321     1,432,934     1,332,562
Premises and equipment, net .............       36,488        37,377        39,795
Mortgage servicing rights ...............       45,397        41,866        41,425
Other assets ............................       41,937        63,469        52,201
                                           ===========   ===========   ===========
   Total assets .........................  $ 1,980,690   $ 2,003,952   $ 1,866,696
                                           ===========   ===========   ===========

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing .................  $   226,140   $   231,717   $   226,807
   Interest bearing .....................    1,314,609     1,347,500     1,280,526
                                           -----------   -----------   -----------
   Total deposits .......................    1,540,749     1,579,217     1,507,333
Federal funds purchased and
   repurchase agreements ................       93,607        71,879        29,530
Other short-term borrowings .............       45,000        55,000        45,000
Long-term debt ..........................      140,628       140,903       141,179
Other liabilities .......................       20,812        25,637        19,971
                                           -----------   -----------   -----------
   Total liabilities ....................    1,840,796     1,872,636     1,743,013
Shareholders' equity:
   Common stock, no par value. Authorized
      50,000,000 shares; issued and
      outstanding 11,437,962; 11,372,532;
      and 11,312,500 shares, respectively       21,446        21,324        21,211
   Additional paid-in capital ...........       45,570        44,745        44,108
   Retained earnings ....................       75,317        67,790        63,089
   Unrealized net loss on
      securities available for sale,
      net of tax ........................         (257)          (92)       (2,073)
   Employee Stock Ownership Plan shares
      purchased with debt ...............       (2,182)       (2,451)       (2,652)
                                           -----------   -----------   -----------
   Total shareholders' equity ...........      139,894       131,316       123,683
                                           -----------   -----------   -----------
   Total liabilities
     and shareholders' equity ...........  $ 1,980,690   $ 2,003,952   $ 1,866,696
                                           ===========   ===========   ===========

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Income
 (Unaudited)
 In thousands, except per share data
 For the periods ended June 30

                                             Three Months         Six Months
                                           1997        1996    1997        1996

 Interest income
  Loans, including fees ...............  $ 34,337   $ 30,905   $67,945  $ 60,906
  Federal funds sold and resale
    agreements ........................      --           48      --          50
  Securities available for sale .......     3,597      4,129     7,417     8,170
  Mortgage loans held for sale ........     1,568      1,128     2,797     1,909
  Interest-bearing deposits with banks          2          5         4         9
                                           -------  --------   -------  --------
  Total interest income ...............    39,504     36,215    78,163    71,044
Interest expense
  Deposits ............................    16,035     14,668    31,540    29,011
  Federal funds purchased
    and repurchase agreements .........       699        428     1,290     1,020
  Long-term debt and other
    borrowings ........................     3,056      2,844     6,319     5,194
                                          -------  --------    -------  --------
  Total interest expense ..............    19,790     17,940    39,149    35,225
                                                               -------  --------
Net interest income ...................    19,714     18,275    39,014    35,819
  Provision for loan losses ...........     2,900      8,421     4,850     9,642
                                          -------   --------   -------  --------
Net interest income after
  provision for loan losses ...........    16,814      9,854    34,164    26,177
Non-interest income
  Service charges on deposit accounts .     2,582      2,419     5,077     4,655
  Mortgage banking income .............     2,612      2,331     5,369     4,984
  Gains (losses) on sales of securities
    available for sale, net ...........       (88)       (21)      133        (6)
  Trust services ......................       677        441     1,238       902
  Brokerage income ....................       708        667     1,418     1,328
  Other ...............................     2,684      1,467     3,859     2,676
                                           -------   --------  -------  --------
  Total non-interest income ...........     9,175      7,304    17,094    14,539
Non-interest expenses
  Compensation and benefits ...........     8,577     10,910    17,185    20,143
  Net occupancy expense ...............     1,156      1,734     2,306     2,938
  Furniture and equipment expense .....     1,615      2,172     3,181     3,839
  Deposit insurance ...................       106        267       209       511
  Professional fees ...................       712      1,219     1,378     1,915
  Postage, printing & supplies ........       867      1,153     1,847     2,130
  Communications ......................       712        615     1,370     1,184
  Other ...............................     3,411      6,695     6,719    10,224
                                           -------   --------  -------  --------
  Total non-interest expenses .........    17,156     24,765    34,195    42,884
                                           -------   --------  -------  --------
Income (loss) before income taxes .....     8,833     (7,607)   17,063    (2,168)
Income tax expense (credit) ...........     2,971     (2,424)    5,653      (721)
                                           -------   --------  -------  --------

Net income (loss) .....................  $  5,862   $ (5,183)  $11,410  $ (1,447)

Primary earnings (loss) per share .....  $   0.50   $  (0.45)  $  0.98  $  (0.13)
                                           =======   ========  =======  ========
Fully-diluted earnings (loss) per share  $   0.50   $  (0.45)  $  0.97  $  (0.13)
                                           =======   ========  =======  ========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands
 For the six months ended June 30                     1997              1996

 Balance January 1                                  $131,316          $129,767
   Net income                                         11,410            (1,447)
   Issuance of common stock                              946               272
   Cash dividends declared:
     Common stock                                     (3,882)           (3,616)
   Change in unrealized loss on
     securities available for sale,
     net of taxes                                       (165)           (1,670)
   ESOP debt reduction                                   269               377
                                              ==============     =============
 Balance at end of period                           $139,894          $123,683
                                              ==============     =============

 See accompanying notes to consolidated financial statements.



 Consolidated Statements of Cash Flows
 (Unaudited)
 In thousands
 For the six months ended June 30

                                                                        1997        1996

 Cash flows from operating activities:
Net income (loss) ................................................  $  11,410   $  (1,447)
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses ....................................      4,850       9,642
    Deferred tax expense .........................................       (472)       (281)
    Loss (gain) on sale of securities available for sale .........       (133)          6
    Gain on sale of mortgage loans held for sale .................     (1,910)     (1,797)
    Writedown of premises and equipment ..........................       --           593
    Gain on sale of premises and equipment .......................         (3)        (60)
    Gain on sale of Tennessee offices ............................     (1,241)       --
    Depreciation and amortization of fixed assets ................      2,549       3,447
    Amortization of intangible assets ............................        647         687
    Amortization of premium on securities and loans, net .........        418         586
    Amortization of mortgage servicing rights ....................      2,957       2,407
Decrease (increase) in accrued interest receivable ...............        895        (844)
Decrease in other assets .........................................     21,169       7,153
Increase (decrease)  in accrued interest payable .................       (102)        326
Increase (decrease) in other liabilities .........................     (4,751)      3,777
Sale of mortgage loans held for sale .............................    410,164     171,529
Originations of mortgage loans held for sale .....................   (420,744)   (165,982)
                                                                    ---------   ---------
  Net cash provided by operating activities ......................     25,703      29,742

Cash flows from investing activities:
Net decrease in interest-bearing deposits with banks .............       --            99
Proceeds from sale of securities available for sale ..............      2,604       5,118
Proceeds from prepayment and call of securities available for sale      5,245      28,028
Proceeds from maturities of securities available for sale ........     30,670      12,195
Purchase of securities available for sale ........................     (5,622)    (37,747)
Net decrease in loans ............................................    (25,560)   (114,009)
Net cash outflow from sale of Tennessee offices ..................    (13,789)       --
Purchase and origination of mortgage servicing rights ............     (6,488)    (12,981)
Proceeds from sale of foreclosed assets ..........................        407       1,326
Purchases of premises and equipment ..............................     (2,648)     (5,296)
Proceeds from disposal of premises and equipment .................        232         345
                                                                    ---------   ---------
  Net cash used in investing activities ..........................    (14,949)   (122,922)

Cash flows from financing activities:
Net increase (decrease) in deposits ..............................    (22,463)     62,850
Net increase (decrease) in federal funds purchased
  and repurchase agreements ......................................     21,728     (46,064)
Net decrease in other short-term borrowings ......................    (10,000)        (14)
Proceeds from issuance of long-term debt .........................       --        55,000
Repayment of long-term debt ......................................         (6)        (49)
Proceeds from issuance of common stock ...........................        946         272
Dividends paid ...................................................     (3,882)     (3,616)
                                                                    ---------   ---------
  Net cash provided by (used in) financing activities ............    (13,677)     68,379
                                                                    ---------   ---------
Net decrease in cash and cash equivalents ........................     (2,923)    (24,801)
Cash and cash equivalents at beginning of year ...................     75,054      81,703
                                                                    ---------   ---------
Cash and cash equivalents at end of period .......................  $  72,131   $  56,902
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


(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:


 In thousands
 For the periods ended June 30

                                                     Three Months            Six Months
                                                    1997       1996       1997       1996

Balance beginning of period .................... $ 19,010   $ 16,051   $ 18,065   $ 15,779
  Provision for loan losses ....................    2,900      8,421      4,850      9,642
  Loans charged off ............................   (1,141)    (8,398)    (2,273)    (9,519)
  Recoveries of loans previously charged off ...      247        270        374        442
                                                 --------   --------   --------   --------
  Net charge-offs ..............................     (894)    (8,128)    (1,899)    (9,077)
                                                 --------   --------   --------   --------

Balance at end of period ....................... $ 21,016   $ 16,344   $ 21,016   $ 16,344
                                                 ========   ========   ========   ========

(3) Impaired Loans
     The company's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), was $4,694,000 at June 30, 1997. Of that amount, $2,356,000 represents loans for which an allowance for loan losses, in the amount of $639,000, has been established under SFAS 114. Impaired loans totaled $6,534,000 at June 30, 1996, including $2,101,000 of loans for which an allowance was established totaling $759,000.
     The average recorded investment of impaired loans was $4,476,000 and $9,644,000 for the three months ended June 30, 1997 and 1996, respectively, and $4,456,000 and $11,122,000 for the six months ended June 30, 1997 and 1996, respectively. Interest income recognized on impaired loans totaled $23,000 for the three months ended June 30, 1997, and $46,000 for the six-month period ended June 30, 1997. For the comparable periods in 1996, interest income on impaired loans totaled $1,000 and $15,000, respectively.

 (4) New Accounting and Disclosure Standards
     Earnings per Share
     During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which established new standards for the calculation and presentation of earnings per share ("EPS") in financial statements. SFAS 128, which will become effective in the fourth quarter of 1997 and may not be adopted earlier, replaces primary EPS with basic EPS, and fully-diluted EPS with diluted EPS. Basic EPS for the company will be slightly higher than primary EPS because common stock equivalents will not be considered in basic EPS; diluted EPS for the company will be essentially the same as fully-diluted EPS. When adopted in the fourth quarter of 1997, all prior periods will be restated to conform to the SFAS 128 presentation.
     Under SFAS 128, basic earnings (loss) per share would have been $0.51 and $(0.46) for the quarters ended June 30, 1997 and 1996, respectively. Diluted earnings (loss) per share would have been $0.50 and $(0.45), respectively, for those same periods. For the six months ended June 30, 1997 and 1996, basic earnings (loss) per share would have been $1.00 and $(0.13), respectively, and diluted earnings (loss) per share would have been $0.97 and $(0.13), respectively.
     Derivatives and Certain Other Financial Instruments
     Also  during  the  first  quarter  of 1997,  the  Securities  and  Exchange
Commission in Release #33-7386 clarified and expanded existing disclosure requirements for derivatives and other financial instruments sensitive to market risk. This release mandates additional detail regarding accounting policies followed with respect to derivatives, and expanded qualitative and quantitative information regarding the market risk inherent in derivatives and other financial instruments.
     The company will provide the market risk information in its Annual Report on Form 10-K for the year ended December 31, 1997. Accounting policies with respect to derivatives are as follows:
         The company uses interest rate contracts (swaps and floors) to manage its sensitivity to interest rate risk. These off-balance-sheet transactions are employed to hedge the inherent interest rate risk of specific on-balance-sheet assets or liabilities, rather than for speculative trading activity. These instruments are designated as hedges on the trade date and would not be entered into unless highly correlated with the financial instruments being hedged. Generally, a high correlation exists when the contract and the hedged instrument have the same maturity and similar rate characteristics. Interest income and expense for each contract is accrued over the term of the agreement as an adjustment to the yield of the related asset or liability. Similarly, transaction fees are deferred and amortized through interest income and expense over the lives of the agreements. The fair market value of these instruments is not included in the financial statements.
         Interest rate floor contracts are currently being utilized by the company to mitigate the market risk of the mortgage servicing rights portfolio due to prepayments associated with a decline in interest rates. Under these contracts the company would receive interest on the notional amount to the extent that a specified market rate for U.S. Treasury securities falls below the designated "floor" rate. The cost of these contracts is included in other assets in the consolidated balance sheet and is amortized against mortgage banking income on a straight-line basis over the lives of the contracts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
     Trans Financial, Inc. ("the company") is a bank and savings and loan holding company registered under the Bank Holding Company Act of 1956 and the Home Owners' Loan Act. As of June 30, 1997, the company had two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY") and Trans Financial Bank Tennessee, National Association ("TFB-TN")--and one thrift subsidiary--Trans Financial Bank, F.S.B.("TFB-FSB"). In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc. ("TFIS")--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC"). Collectively, the thrift and the two bank subsidiaries are referred to in this report as "the banks."
     During April 1997, the company sold substantially all of the deposits, premises and equipment, and certain other assets of its Lebanon and Sparta, Tennessee offices. These two offices represented $17 million of the company's total deposits as of March 31, 1997.
     On July 26, 1997, TFB-FSB was merged into TFB-KY, and its Tennessee operations were sold to TFB-TN. These transactions consolidated the company's banking operations into two national bank charters--one consisting of all of the company's banking activities in Kentucky and the other of all of the Tennessee banking activity.
     On June 26, 1997, the company announced an agreement for the proposed transfer of the Trans Adviser family of mutual funds ("the Funds") to the Countrywide Family of Funds, subject to approval by the shareholders of the Funds. TFB-KY currently acts as investment adviser to the Funds, which had total assets of $159 million as of June 30, 1997. The proposed transfer will not have a significant impact on the company's financial condition or results of operations.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

Results of Operations
Overview
     For the three months ended June 30, 1997, the company earned $5.9 million, or $0.50 per share, compared to a net loss of $5.2 million, or $0.45 per share, for the second quarter of 1996. The loss in the second quarter of 1996 reflects pre-tax charges totaling $5.8 million related to an initiative to refocus the company's resources on its core financial services, reduce operating expenses and exit from less-profitable initiatives. The company also recorded an $8.4 million provision for loan losses in the second quarter of 1996, after taking partial charge-offs totaling $7.0 million on three non-performing loans. Results for the second quarter of 1997 produced an annualized return on average assets of 1.21% and a return on average shareholders' equity of 17.15%, compared with (1.13)% and (15.78)%, respectively, for the second quarter of 1996.
     For the first half of 1997, the company recorded net income of $11.4 million, or $0.98 per share, compared to a net loss of $1.4 million, or $0.13 per share, in the same period of 1996, which includes the impact of the previously-mentioned charges and the increase in the provision for loan losses. Return on average assets for the first six months of 1997 was 1.18% and the return on average equity was 16.95%, compared with (0.16)% and (2.21)%, respectively, for the first half of 1996.


Net Interest Income
     Net interest income on a tax-equivalent basis totaled $20.1 million in the second quarter of 1997, compared with $18.7 million in the comparable 1996 period--a 7% increase. For the second quarter of 1997, the net interest margin (net interest income as a percentage of average interest-earning assets) on a tax-equivalent basis increased three basis points, from 4.47% to 4.50%, compared to the same period in 1996. For the first six months of 1997, the net interest margin decreased three basis points, from 4.50% to 4.47%, as compared to first half 1996.
     Approximately $640 million of the company's loans are tied to the prime rate. The prime rate increased to 8.25% in February 1996, and remained constant through the remainder of 1996 and through most of the first quarter of 1997. During this time, the company's funding costs continued to rise, as the company placed greater reliance on wholesale funding sources, such as brokered deposits and other borrowed funds. As a result, the company's net interest-rate spread (the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. This negative impact was partially offset during 1996 by increased interest income due to loan growth. As loan growth has slowed during the first half of 1997, the net interest-rate spread dropped nine basis points as compared to the first six months of 1996. The prime rate increased twenty-five basis points to 8.50% near the end of the first quarter of 1997, which has had a slight positive impact on net interest income in the second quarter of 1997.
     The following tables show, for the six- and three-month periods ended June 30, 1997 and 1996, the relationship between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities. The tables also reflect the general increase in interest rates on total interest-bearing liabilities over the past year, and increased volumes of commercial loans, certificates of deposit (primarily brokered certificates of deposit), and borrowed funds. During 1996 the company implemented a program that sweeps excess funds from targeted interest-bearing demand accounts into money market accounts. This program has significantly reduced the Federal Reserve Bank reserve requirements for the company, and is the primary reason for the change in average balances shown in the tables for these two types of interest-bearing accounts.






 Average Consolidated Balance Sheets and Net Interest Analysis

 For the six months ended June 30
 Dollars in thousands

                                                                          1997                             1996
                                                           Average               Average        Average            Average
                                                           Balance      Interest   Rate         Balance  Interest     Rate
Assets:
Interest-earning assets:
  Loans, net of unearned income * .....................  $1,453,064   $   68,101    9.45     $1,292,141   $61,114    9.54%
  Securities * ........................................     262,601        7,961    6.11        293,940     8,788    6.03%
  Mortgage loans held for sale ........................      74,245        2,797    7.60         54,285     1,909    7.09%
  Federal funds sold
    and other interest income .........................         131            4    6.16          1,867        59    6.37%
                                                         ----------      -------             ----------   -------
Total interest-earning assets /
  interest income .....................................   1,790,041       78,863    8.88      1,642,233    71,870    8.83%
                                                                         -------                          -------
Non-interest-earning assets:
  Cash and due from banks .............................      51,013                              62,392
  Premises and equipment ..............................      37,307                              42,692
  Other assets ........................................      66,129                              60,240
                                                            =======                             =======
Total assets ..........................................  $1,944,490                          $1,807,557
                                                         ==========                          ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand (NOW) .....................      34,474          541    3.16     $  185,411   $ 2,635    2.87%
    Savings deposits ..................................     103,205        1,409    2.75        117,692     1,552    2.66%
    Money market accounts .............................     270,557        4,376    3.26         98,893     1,481    3.02%
    Certificates of deposit ...........................     832,577       22,913    5.55        756,147    20,909    5.58%
    Other time deposits ...............................      82,822        2,301    5.60         86,925     2,434    5.65%
                                                          ---------      -------             ----------   -------
    Total interest-bearing deposits ...................   1,323,635       31,540    4.81      1,245,068    29,011    4.70%
Federal funds purchased
  and repurchase agreements ...........................      50,722        1,290    5.13         43,485     1,020    4.73%
Long-term debt and
  and other borrowings ................................     201,669        6,319    6.32        170,262     5,194    6.15%
                                                          ---------      -------             ----------   -------
  Total borrowed funds ................................     252,391        7,609    6.08        213,747     6,214    5.86%
                                                          ---------      -------             ----------   -------
Total interest-bearing liabilities /
  interest expense ....................................   1,576,026       39,149    5.01      1,458,815    35,225    4.87%
                                                                         -------                          -------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits .......................     208,855                             198,338
  Other liabilities ...................................      23,894                              18,969
                                                          ---------                           ---------
  Total liabilities ...................................   1,808,775                           1,676,122
Shareholders' equity ..................................     135,715                             131,435
                                                          ---------                           ---------
Total liabilities
  and shareholders' equity ............................  $1,944,490                          $1,807,557
                                                          =========                           =========
Net interest-rate spread ..............................                             3.87%                            3.96%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition ...........................                             0.60%                            0.54%
                                                                                  ------                           ------
Net interest income /
  margin on interest-earning assets ...................                  $39,714    4.47%                 $36,645    4.50%
                                                                         =======  ======                =========  ======

 *Includes tax-equivalent adjustment



 Average Consolidated Balance Sheets and Net Interest Analysis
 For the three months ended June 30
 Dollars in thousands

                                                       1997                              1996
                                         Average                Average       Average            Average
                                         Balance     Interest      Rate       Balance  Interest     Rate
Assets:
Interest-earning assets:
  Loans, net of unearned income * ..  $1,452,174   $   34,412      9.50    $1,314,453   $30,999     9.46%
  Securities * .....................     253,617        3,863      6.11       294,674     4,441     6.04%
  Mortgage loans held for sale .....      79,882        1,568      7.87        62,370     1,128     7.25%
  Federal funds sold
    and other interest income ......         164            2      4.89         3,451        53     6.16%
                                       ---------    ---------               ---------    ------
Total interest-earning assets /
  interest income ..................   1,785,837       39,845      8.95     1,674,948    36,621     8.77%
                                                    ---------                            ------
Non-interest-earning assets:
  Cash and due from banks ..........      52,417                               58,738
  Premises and equipment ...........      37,009                               43,215
  Other assets .....................      65,828                               64,107
                                       =========                            =========
Total assets .......................  $1,941,091                           $1,841,008
                                       =========                            =========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand (NOW) ..  $   35,059   $      286      3.27$      124,530   $   922     2.97%
    Savings deposits ...............     102,276          722      2.83       114,834       761     2.66%
    Money market accounts ..........     270,721        2,236      3.31       156,933     1,166     2.98%
    Certificates of deposit ........     831,721       11,620      5.60       774,824    10,610     5.49%
    Other time deposits ............      82,246        1,171      5.71        86,501     1,209     5.61%
                                       ---------    ---------               ---------    ------
    Total interest-bearing deposits    1,322,023       16,035      4.86     1,257,622    14,668     4.68%
Federal funds purchased
  and repurchase agreements ........      53,481          699      5.24        37,084       428     4.63%
Long-term debt and
  and other borrowings .............     189,743        3,056      6.46       187,520     2,844     6.08%
                                       ---------    ---------               ---------    ------
  Total borrowed funds .............     243,224        3,755      6.19       224,604     3,272     5.84%
                                       ---------    ---------               ---------    ------
Total interest-bearing liabilities /
  interest expense .................   1,565,247       19,790      5.07     1,482,226    17,940     4.85%
                                                    ---------                            ------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits ....     215,873                              205,683
  Other liabilities ................      22,879                               21,038
                                       ---------                            ---------
  Total liabilities ................   1,803,999                            1,708,947
Shareholders' equity ...............     137,092                              132,061
                                       ---------                            ---------
Total liabilities
  and shareholders' equity .........  $1,941,091                           $1,841,008
                                       =========                            =========
Net interest-rate spread ...........                               3.88%                            3.92%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition ........                               0.62%                            0.55%
                                                                   ----                             ----
Net interest income /
  margin on interest-earning assets                   $20,055      4.50%                $18,681     4.47%
                                                      =======      ====                  ======     ====

 *Includes tax-equivalent adjustment


Net interest margin is net interest income divided by average interest-earning assets. For computational purposes, non-accrual loans are included in interest-earning assets. Net interest rate spread is the difference between the average rate of interest earned on interest-earning assets and the average rate of interest expensed on interest-bearing liabilities. Average balances are based on daily balances and average rates are based on a 365-day year.

Analysis of Changes in Net Interest Income
     Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the six- and three-month periods ended June 30, 1997, as compared to the same periods in 1996.

 Six Months 1997 vs. 1996
 In thousands

                                           Increase (decrease)
                                    in interest income and expense
                                           due to changes in:

                                      Volume     Rate      Total
Interest-earning assets:
Loans ............................   $ 7,547    $(560)   $ 6,987
Securities .......................      (949)     122       (827)
Mortgage loans held for sale .....       744      144        888
Federal funds sold
  and other interest income ......       (53)      (2)       (55)
                                     -------    -----    -------
Total interest-earning assets ....     7,289     (296)     6,993

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....    (2,343)     249     (2,094)
Savings deposits .................      (196)      53       (143)
Money market accounts ............     2,767      128      2,895
Certificates of deposit ..........     2,104     (100)     2,004
Other time deposits ..............      (114)     (19)      (133)
                                     -------    -----    -------
  Total interest-bearing deposits      2,218      311      2,529
Federal funds purchased
  and repurchase agreements ......       179       91        270
Long-term debt and
  and other borrowings ...........       981      144      1,125
                                     -------    -----    -------
  Total borrowed funds ...........     1,160      235      1,395
                                     -------    -----    -------
Total interest-bearing liabilities     3,378      546      3,924
                                     -------    -----    -------
Increase (decrease)
  in net interest income .........   $ 3,911    $(842)   $ 3,069
                                     =======    =====    =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the absolute dollar amounts of the change in each.

 Second Quarter 1997 vs. 1996
 In thousands
                                        Increase (decrease)
                                   in interest income and expense
                                         due to changes in:
                                      Volume     Rate      Total

Interest-earning assets:
Loans ............................   $ 3,263    $ 150    $ 3,413
Securities .......................      (625)      47       (578)
Mortgage loans held for sale .....       337      103        440
Federal funds sold
  and other interest income ......       (42)      (9)       (51)
                                     -------    -----    -------
Total interest-earning assets ....     2,933      291      3,224

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....      (722)      86       (636)
Savings deposits .................       (87)      48        (39)
Money market accounts ............       927      143      1,070
Certificates of deposit ..........       791      219      1,010
Other time deposits ..............       (60)      22        (38)
                                     -------    -----    -------
  Total interest-bearing deposits        849      518      1,367
Federal funds purchased
  and repurchase agreements ......       209       62        271
Long-term debt and
  and other borrowings ...........        34      178        212
                                     -------    -----    -------
  Total borrowed funds ...........       243      240        483
                                     -------    -----    -------
Total interest-bearing liabilities     1,092      758      1,850
                                     -------    -----    -------
Increase (decrease)
  in net interest income .........   $ 1,841    $(467)   $ 1,374
                                     =======    =====    =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the absolute dollar amounts of the change in each.


Provision for Loan Losses
     The provision for loan losses was $2.9 million (1.34% of average loans, on an annualized basis, excluding mortgage loans held for sale) for the second quarter of 1997, compared with $8.4 million (2.58% of average loans) for the comparable period of 1996. Net loan charge-offs were $894 thousand (0.25% of average loans) for the second quarter of 1997, compared with $8.1 million (2.49% of average loans) for the second quarter of 1996.
     The $8.4 million loan loss provision in the second quarter of 1996 was due to several factors:
     1) The charge-off of $7.0 million on three problem loans. Prior to the second quarter of 1996, management expected two of these three borrowers to be sold as going concerns and the loans to be repaid from the sales proceeds. As a result, the company had previously allocated $4.2 million in the allowance for loan losses for these three loans. Due to the rapid deterioration in the financial condition of those borrowers in the second quarter of 1996 and the resulting loss of interest by several potential buyers, sale prospects became unlikely. As the possibility of sales as going concerns grew less likely, management concluded that the collateral securing the loans would probably have to be liquidated, resulting in larger than anticipated losses on the loans. 2) Recent adverse loss trends for consumer loans resulting from unprecedented levels of bankruptcies, particularly personal bankruptcies in Kentucky and Tennessee. 3) Three additional loans over $1 million (totaling $6.6 million) for which information became known to the company during the quarter which caused management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms, but which were not included in non-performing loans at June 30, 1996. 4) Continued strong growth in the loan portfolio, particularly in large commercial relationships (over $5 million).
     For the first six months of 1997, the provision for loan losses was $4.9 million (0.67% of average loans), compared with $9.6 million (1.50% of average loans) for the comparable period of 1996. Net loan charge-offs were $1.9 million (0.26% of average loans) for the first half of 1997, compared with $9.1 million (1.41% of average loans) for the first six months of 1996.
     The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. The increased provision also provides for overall growth in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this report.

Non-Interest Income
     Non-interest income for the second quarter of 1997 increased $1.9 million over the second quarter of 1996. This increase reflects a $1.2 million gain on the sales of the two Tennessee offices which were sold during the quarter. The growth in the mortgage servicing portfolio during the past year resulted in a $281 thousand increase in mortgage banking income, while trust and brokerage income increased $287 thousand, reflecting the company's expanding trust and investment services business.
     For the six-month periods (excluding the $1.2 million gain), non-interest income increased $1.3 million from 1996 to 1997. The improvement was provided in approximately equal amounts from service charges on deposit accounts, from the mortgage banking business and from the trust and investment services business.

Non-Interest Expenses
     Non-interest expenses decreased $1.8 million for the second quarter of 1997, compared to the second quarter of 1996 (excluding the $5.8 million of charges related to the refocus initiative). This represents a 10% decrease from second quarter 1996 and is a result of the refocus initiative.
     For the six-month periods, non-interest expenses decreased $2.9 million, or 8%, in 1997 as compared to the first half of 1996 (excluding the $5.8 million of charges related to the refocus initiative).
     Based on a comparison of non-interest expenses for the second quarter of 1997 to the second quarter of 1996 (excluding the $5.8 million of charges related to the refocus initiative), total operating expenses have been reduced by approximately $7 million on an annualized pre-tax basis. With the major components of the refocus initiative in place by year-end 1996, management believes the non-interest expenses incurred in the first half of 1997 are representative of the company's operating expense for the remainder of 1997.
     As a result of higher revenues and lower operating expenses, the efficiency ratio (a measure of operating expenses per dollar of income) decreased to 62.1% in the second quarter of 1997 (excluding the $1.2 million gain)--a substantial improvement over the 74.2% efficiency ratio in second quarter 1996 (excluding the $5.8 million of charges related to the refocus initiative).

Income Taxes
     Income tax expense totaled $3.0 million for the second quarter of 1997, compared with a tax credit of $2.4 million in the comparable 1996 period. These represent effective tax rates of 33.6% and 31.9%, respectively. For the six months ended June 30, 1997, the company's effective tax rate was 33.1%, compared to 33.3% in the first half of 1996.


Balance Sheet Review
Overview
     Assets at June 30, 1997 totaled $1.981 billion, compared with $2.004 billion at December 31, 1996, and $1.867 billion a year ago. Average total assets for the second quarter increased $100 million (5%) over the past year to $1.941 billion. Average interest-earning assets increased $111 million to $1.786 billion.

Loans
     The company experienced annualized loan growth of 7% during the second quarter of 1997. Total loans, net of unearned income, averaged $1.452 billion in the second quarter of 1997, excluding mortgage loans held for sale of $79.9 million. For the comparable period in 1996, loans averaged $1.314 billion, excluding the $62.4 million of mortgage loans held for sale.
     At June 30, 1997, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.473 billion, compared with $1.451 billion at December 31, 1996, and $1.349 billion a year ago. The company experienced slower loan growth during the first half of 1997 than in the past several quarters, due to the payoff of several of the company's larger commercial relationships. These payoffs were the result of permanent refinancings of real estate loans and the sale of one borrower to a publicly-held company. The company currently anticipates mid- to upper-single-digit loan growth to continue through the remainder of 1997.
     As of June 30, 1997, the company's 47 largest credit relationships consisted of loans and loan commitments ranging from $5 million to $16.5 million, none of which was classified as non-performing. The aggregate amount of these credit relationships was $453 million. These large credit relationships have been underwritten and structured to minimize the company's exposure to loss. However, a significant deterioration in the financial condition of one or more of these borrowers could result in an increase in the company's loan charge-offs. In addition, the prepayment of one or more of these credits or their refinancing at another financial institution may have a negative impact on the company's future loan growth.

Asset Quality
     Non-performing loans, which include non-accrual loans, accruing loans past due 90 days or more and restructured loans, totaled $9.5 million as of June 30, 1997, down $1.1 million from December 31, 1996, and down $1.6 million from the end of the second quarter of 1996. The ratio of non-performing loans to total loans (net of unearned income) was 0.64% at June 30, 1997, compared with 0.73% at the end of 1996 and 0.82% a year ago. Non-performing assets, which include non-performing loans, foreclosed real estate and other foreclosed property, totaled $10.7 million as of June 30, 1997, as compared to $14.7 million at June 30, 1996. The ratio of non-performing assets to total assets decreased to 0.54% at June 30, 1997, from 0.79% a year ago.
     The following table presents information concerning non-performing assets, including non-accrual and restructured loans. Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower.

-------------------------------------------------------------------------------

Non-performing Assets
 Dollars in thousands

                                                        June 30   March 31  December 31    June 30
                                                          1997       1997         1996        1996

 Non-accrual loans ..................................   $ 6,186    $ 5,528      $ 4,717    $ 5,570
 Accruing loans which are contractually
   past due 90 days or more .........................     2,611      3,388        5,863      5,517
 Restructured loans .................................       679        633            4          6
                                                        -------    -------      -------    -------
   Total non-performing and restructured loans ......     9,476      9,549       10,584     11,093
 Foreclosed real estate .............................       871      1,328        1,608      3,342
 Other foreclosed property ..........................       354        175          184        303
                                                        -------    -------      -------    -------
   Total non-performing and restructured loans and
    foreclosed property .............................   $10,701    $11,052      $12,376    $14,738
                                                       ========    =======      =======    =======
 Non-performing and restructured loans
   as a percentage of loans, net of unearned income .      0.64%      0.66%        0.73%      0.82%
 Total non-performing and restructured loans and
   foreclosed property as a percentage of total assets     0.54%      0.57%        0.62%      0.79%


     Three commercial credit relationships account for $3.1 million, or 51%, of the company's non-accrual loans at June 30, 1997. An allowance for loan losses in the amount of $95 thousand has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. Management believes the remaining balance of these three credits is adequately secured. The other 49% of the non-accrual loan balance consists of various commercial and consumer loans, with no single borrower representing more than $500,000.
     Foreclosed real estate consists of several properties, the largest of which is recorded at $350,000. Based upon appraisals of the properties and previous sales experience, management does not anticipate any significant loss to be incurred on disposition of these properties.
     As of June 30, 1997, the company had loans to eight borrowers totaling $24.1 million which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Of the $17.1 million increase in these potential problem loans from March 31, 1997, $15.0 million is due to a downturn in the coal industry, including $12.7 million of loans to one borrower. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated at this time in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall size and quality of the loan portfolio, historical loan loss experience, loan delinquency trends and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. The potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.
     The allowance for loan losses is established through a provision for loan losses charged to expense. At June 30,1997, the allowance was $21.0 million, up from $18.1 million at December 31, 1996, and $16.3 million at June 30, 1996. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at June 30, 1997, was 1.43%, compared with 1.25% at December 31, 1996, and 1.21% at June 30, 1996. These increases from June 30, 1996 reflect in part management's review of the growth in the loan portfolio, the continuing concentrations of credit among the company's largest credit relationships, and anticipated general economic conditions in the company's markets. The allowance as a percentage of non-performing loans increased to 222% at June 30, 1997, from 171% at year-end 1996 and 147% at June 30, 1996, as a result of provisions for loan losses of $9.1 million since June 30, 1996, and net loan charge-offs of $4.4 million during that period.
     Management believes that the allowance for loan losses at June 30, 1997, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.

Securities Available for Sale
     Securities (all classified as available for sale) decreased from $287 million at June 30, 1996 to $285 million at year-end 1996, and then decreased to $252 million at June 30, 1997. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
     Total deposits averaged $1.538 billion in the second quarter of 1997, an increase of $75 million, or 5%, from the comparable 1996 period. Average interest-bearing accounts increased $64.4 million in the second quarter of 1997, compared to the same period in 1996, while average non-interest-bearing accounts increased $10.2 million. Of the $64.4 million increase in interest-bearing accounts, 94% represents brokered certificates of deposit issued to fund loan growth. As of June 30, 1997 and 1996, brokered certificates of deposit comprised $130 million and $85 million, respectively, of the company's deposits. These brokered deposits have various maturities ranging from three months to five years.
     For the six month periods, average total deposits increased $89 million, or 6%, from $1.443 billion in 1996 to $1.532 billion in 1997.
     Long-term debt totaled $141 million at June 30, 1997 and 1996. In order to support growth in the loan portfolio, TFB-KY issued in the second quarter of 1996 $25 million of four-year notes, under a $250 million senior bank note program. Bank notes issued to date bear interest at fixed rates of 6.32%, 6.48%, and 7.13%, respectively. Certain of these notes have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Under these swap agreements, TFB-KY pays interest at the prime rate, and receives a fixed rate of 8.60%. An additional $175 million of bank notes may be issued from time to time under this book-entry program in maturities varying from 30 days to 30 years.

Capital Resources and Liquidity
     The company's capital ratios at June 30, 1997, December 31, 1996, and June 30, 1996 (calculated in accordance with regulatory guidelines) were as follows:


                              June 30,   December 31,            June 30,
                                 1997           1996                1996

Tier 1 risk based                8.36%          7.68%               7.71%
     Regulatory minimum          4.00           4.00                4.00
Total risk based                11.69          10.87               10.99
     Regulatory minimum          8.00           8.00                8.00
Leverage                         6.69           6.12                6.24
     Regulatory minimum          3.00           3.00                3.00


     The decrease in these capital ratios from June 30, 1996 to December 31, 1996 was primarily due to a $2.7 million charge taken during the third quarter of 1996 which was associated with the recapitalization of the Savings Association Insurance Fund. These ratios improved in 1997 due to the company's increased earnings combined with a decline in total assets from December 31, 1996. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at June 30, 1997.
     To maintain a desired level of liquidity, the company has several sources of funds available. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. The company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in these investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. When compared to retail deposits attracted through a branch network, wholesale funding sources are generally more sensitive to changes in interest rates and the inherent volatility of the capital markets. In addition, brokered deposits may be more sensitive to significant changes in the financial condition of the company. As a result of the company's use of wholesale funding sources, significant changes in the prevailing interest rate environment, or in the availability of alternative investments for individual and institutional investors, or in the company's financial condition, among other factors, could affect the company's liquidity and results of operations.

Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company's policies are designed to manage the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity while optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements.
     The company uses an earnings simulation model to monitor and evaluate the impact of changing interest rates on earnings. The simulation model used by the company is designed to reflect the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments, combining the various factors affecting rate sensitivity into a two-year earnings outlook. Among the factors the model utilizes are 1) rate-of-change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate barrier effects, such as caps or floors on loans; 4) changes in balance sheet levels; 5) floating-rate financial instruments that may be tied or related to prime, Treasury Notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and
7) the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans.
     The model is updated monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic view of net interest income is derived once probabilities have been assigned to those key rates. By forecasting a most likely rate environment, the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. Several rate index and yield curve assumptions are used in the model. As an example, the company's most likely rate environment as of June 30, 1997, assumed the 3-month Treasury rate at 5.25%, rising to 5.76% by year's end, then falling back to 5.63% in May of 1998.
     A second interest rate sensitivity tool utilized by the company is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer-term view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are measured based on numerous interest rate path valuations using statistical rate simulation techniques.
     The following illustrates the effects of an immediate shift in market interest rates on net interest income and fair values of assets and liabilities as compared to the most likely rate assumptions used in the company's model:


                       Basis-point change                +200 bp   +100 bp  -100 bp  -200 bp

Income statement effects:
     Increase (decrease) in net interest income .....      4.34%     2.02%   (1.45)%  (2.42)%
Balance sheet effects:
     Increase (decrease) in fair value of assets ....     (2.81)%   (1.44)%   1.55%    3.20%
     Increase (decrease) in fair value of liabilities      1.82%     0.93%   (0.96)%  (1.97)%


     As of June 30, 1997, management believes the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. It should be noted that some of the assumptions made in the use of the simulation model will inevitably not materialize and unanticipated events and circumstances will occur; in addition, the simulation model does not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions which partially neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate. In a higher interest-rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from interest rate swap transactions. Conversely, if interest rates decline, the swaps will mitigate the company's exposure to reduced net interest income. Interest rate swap transactions as of June 30, 1997, are as follows:


Interest Rate Swaps
As of June 30, 1997
 Dollars in thousands

                                    Notional   Fixed Rate    Floating Rate
                                      Amount   (Receiving)         (Paying)         Maturity
                                    --------   ----------    -------------      ---------------
                                     $50,000        8.50%     8.50% (Prime)          July, 1997
                                      20,000        8.60%     8.50% (Prime)       October, 1997
                                      30,000        8.23%     8.50% (Prime)         March, 1998
                                      70,000        8.50%     8.50% (Prime)          June, 1998
                                      30,000        8.60%     8.50% (Prime)       October, 1998
                                      25,000        8.74%     8.50% (Prime)      December, 1999
                                      50,000        9.52%     8.50% (Prime)         April, 2000
                                    --------
 Total / weighted average           $275,000        8.70%     8.50%             September, 1998
                                    ========

     As shown in the table, $170 million of these interest rate swaps will mature within twelve months. As these interest rate swaps mature, management will evaluate whether new interest rate swap transactions are appropriate, given the company's interest rate sensitivity position at that time. The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity.












--------------------------------------------------------------------------------
This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate); competition for the company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the company's customers; and other risks detailed in the company's filings with the securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the company. The company undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
-------------------------------------------------------------------------------

                   Part II - Other Information

Item 1. Legal Proceedings
     In the ordinary course of operations, the company and the banks are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the company.
     On August 22, 1996, two former employees of the company and three former employees of TFB-KY filed suit in Jefferson Circuit Court, Louisville, Kentucky, against the company. The five plaintiffs claimed wrongful termination, sex discrimination, age discrimination, breach of contract and libel in connection with the termination of their employment in June 1996. During the second quarter of 1997, this matter was settled, and on May 19, 1997, the Jefferson Circuit Court issued an order dismissing this litigation.



Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
       The exhibits listed on the Exhibit Index on page 20 of this Form 10-Q are filed as a part of this report.

   (b) Reports on Form 8-K
       There were no reports on Form 8-K filed during the quarter.




                             SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Trans Financial, Inc.
                                                           (Registrant)


                                                Principal Executive Officer:


Date:  August 14, 1997                          /s/ Vince A. Berta
                                                ------------------
                                                Vince A. Berta
                                                President and
                                                Chief Executive Officer


                                                Principal Financial Officer:


Date: August 14, 1997                           /s/ Edward R. Matthews
                                                ----------------------
                                                Edward R. Matthews
                                                Chief Financial Officer

                                   Exhibits
                                                                   Sequentially
                                                                  Numbered Pages


   10   Summary of 1997 Trans Financial Leadership Incentive Plan*........... 20

   11   Statement of Computation of Per Share Earnings....................... 21

   27   Financial Data Schedule (for SEC use only)


   *   Denotes a management  contract or compensatory plan or arrangement of the
       registrant   required  to  be  filed  as  an  exhibit  pursuant  to  Item
       601(10)(iii) of Regulation S-K.