Form 10-Q
period 1997-09-30
TRANS FINANCIAL INC
filed 1997-11-14
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For the quarter ended September 30, 1997      Commission File Number  0-13030
                      ------------------                              --------






                              TRANS FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)



Kentucky                                                            61-1048868
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


500 East Main Street, Bowling Green, Kentucky                        42101
     (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code: (502)793-7717


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on November 14, 1997: 11,454,315 shares.

Part I - Financial Information


Item 1. Financial Statements


 Consolidated Balance Sheets
 (Unaudited)
 In thousands, except share data

                                              September 30   December 31    September 30
                                                  1997             1996          1996
 Assets
Cash and due from banks ...................   $    72,419    $    75,054    $    75,506
Interest-bearing deposits with banks ......            99             98             98
Mortgage loans held for sale ..............       103,229         67,999         46,853
Securities available for sale (amortized
   cost of $248,283; $285,264, and $290,274
   respectively) ..........................       248,593        285,155        288,538
Loans, net of unearned income .............     1,490,510      1,450,999      1,407,464
Less allowance for loan losses ............        21,839         18,065         17,166
                                              -----------    -----------    -----------
   Net loans ..............................     1,468,671      1,432,934      1,390,298
Premises and equipment, net ...............        36,307         37,377         36,799
Mortgage servicing rights .................        44,196         41,866         41,347
Other assets ..............................        58,632         63,469         47,436
                                              ===========    ===========    ===========
   Total assets ...........................   $ 2,032,146    $ 2,003,952    $ 1,926,875
                                              ===========    ===========    ===========

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing ...................   $   241,458    $   231,717    $   226,031
   Interest bearing .......................     1,321,876      1,347,500      1,292,952
                                              -----------    -----------    -----------
   Total deposits .........................     1,563,334      1,579,217      1,518,983
Federal funds purchased and
   repurchase agreements ..................        46,476         71,879         62,621
Other short-term borrowings ...............       105,000         55,000         55,000
Long-term debt ............................       140,460        140,903        141,053
Other liabilities .........................        32,067         25,637         23,174
                                              -----------    -----------    -----------
   Total liabilities ......................     1,887,337      1,872,636      1,800,831
Shareholders' equity:
   Common stock, no par value. Authorized
      50,000,000 shares; issued and
      outstanding 11,446,677; 11,372,532;
      and 11,318,770 shares, respectively .        21,463         21,324         21,222
   Additional paid-in capital .............        45,716         44,745         44,209
   Retained earnings ......................        79,514         67,790         64,293
   Unrealized net gain (loss) on
      securities available for sale,
      net of tax ..........................           130            (92)        (1,129)
   Employee Stock Ownership Plan shares
      purchased with debt .................        (2,014)        (2,451)        (2,551)
                                              -----------    -----------    -----------
   Total shareholders' equity .............       144,809        131,316        126,044
                                              -----------    -----------    -----------
   Total liabilities
     and shareholders' equity .............   $ 2,032,146    $ 2,003,952    $ 1,926,875
                                              ===========    ===========    ===========

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Income
 (Unaudited)
 In thousands, except per share data
 For the periods ended September 30

                                              Three Months             Nine Months
                                            1997        1996      1997          1996

 Interest income
  Loans, including fees ...............   $ 35,289    $32,761   $ 103,234    $ 93,667
  Securities available for sale .......      3,681      4,176      11,098      12,346
  Mortgage loans held for sale ........      1,910        954       4,707       2,863
  Other ...............................          4          5           8          64
                                           ---------  --------  ---------    --------
  Total interest income ...............     40,884     37,896     119,047     108,940
Interest expense
  Deposits ............................     16,275     15,148      47,815      44,159
  Federal funds purchased
    and repurchase agreements .........        969        364       2,259       1,384
  Short-term debt .....................        908        754       2,591       2,419
  Long-term debt ......................      2,389      2,360       7,025       5,889
                                            ---------  --------  ---------    -------
  Total interest expense ..............     20,541     18,626      59,690      53,851
                                           ---------   --------  ---------   --------
Net interest income ...................     20,343     19,270      59,357      55,089
  Provision for loan losses ...........      2,650      1,621       7,500      11,263
                                           ---------  --------  ---------     -------
Net interest income after
  provision for loan losses ...........     17,693     17,649      51,857      43,826
Non-interest income
  Service charges on deposit accounts .      2,576      2,435       7,653       7,090
  Mortgage banking income .............      2,918      2,626       8,287       7,610
  Gains (losses) on sales of securities
    available for sale, net ...........       (489)        26        (356)         20
  Gain on sale of mortgage servicing ..        889         --         889          --
  Trust services ......................        701        508       1,939       1,410
  Brokerage income ....................        880        455       2,298       1,783
  Other ...............................      1,555      1,344       5,414       4,020
                                            ---------  --------  ---------     -------
   Total non-interest income ..........      9,030      7,394      26,124      21,933
Non-interest expenses
  Compensation and benefits ...........      8,779      9,034      25,964      29,177
  Net occupancy expense ...............      1,189      1,119       3,495       4,057
  Furniture and equipment expense .....      1,808      1,509       4,989       5,348
  Deposit insurance ...................        102      2,941         311       3,452
  Professional fees ...................        570        576       1,948       2,492
  Postage, printing & supplies ........        845        970       2,692       3,100
  Communications ......................        716        689       2,086       1,873
  Other ...............................      3,458      3,634      10,177      13,857
                                           ---------  --------  ---------     -------
  Total non-interest expenses .........     17,467     20,472      51,662      63,356
                                           ---------  --------  ---------     -------
Income before income taxes ............      9,256      4,571      26,319       2,403
Income tax expense ....................      3,113      1,557       8,766         836
                                           ---------  --------  ---------     -------
Net income ............................   $  6,143    $ 3,014   $  17,553    $  1,567
                                           =========  ========  =========    ========
Primary earnings per share ............   $   0.52    $  0.26   $    1.50    $   0.14
                                           =========  ========  =========    ========
Fully-diluted earnings per share ......   $   0.52    $  0.26   $    1.49    $   0.14
                                           =========  ========  =========    ========

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands
 For the nine months ended September 30
                                                     1997         1996

 Balance January 1                                 $131,316     $129,767
  Net income ..................................      17,553        1,567
  Issuance of common stock ....................       1,109          384
  Cash dividends declared on common stock .....      (5,828)      (5,426)
  Change in unrealized gain (loss) on
    securities available for sale, net of taxes         222         (726)
  ESOP debt reduction .........................         437          478
                                                  =========    =========
Balance at end of period ......................   $ 144,809    $ 126,044
                                                  =========    =========

 See accompanying notes to consolidated financial statements.



 Consolidated Statements of Cash Flows
 (Unaudited)
 In thousands
 For the nine months ended September 30

                                                                        1997         1996

 Cash flows from operating activities:
Net income .......................................................   $  17,553    $   1,567
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses ....................................       7,500       11,263
    Deferred tax expense .........................................        (472)        (281)
    Loss (gain) on sale of securities available for sale .........         356          (20)
    Gain on sale of mortgage loans held for sale .................      (3,106)      (1,797)
    Writedown of premises and equipment ..........................        --            593
    Gain on sale of premises and equipment .......................          (7)        (105)
    Gain on sale of Tennessee offices ............................      (1,241)        --
    Gain on sale of mortgage servicing rights ....................        (889)        --
    Depreciation and amortization of fixed assets ................       4,557        4,702
    Amortization of intangible assets ............................         970          687
    Amortization of premium on securities and loans, net .........         585          797
    Amortization of mortgage servicing rights ....................       4,539        3,834
Increase in accrued interest receivable ..........................        (444)        (844)
Decrease in other assets .........................................       5,295       11,918
Increase in accrued interest payable .............................       3,534          326
Increase in other liabilities ....................................       2,650        6,445
Sale of mortgage loans held for sale .............................     688,369      266,242
Originations of mortgage loans held for sale .....................    (720,493)    (265,547)
                                                                     ---------    ---------
  Net cash provided by operating activities ......................       9,256       39,780

Cash flows from investing activities:
Net decrease(increase) in interest-bearing deposits with banks ...          (1)          99
Proceeds from sale of securities available for sale ..............      25,722        8,898
Proceeds from prepayment and call of securities available for sale      11,360       35,520
Proceeds from maturities of securities available for sale ........      76,295       45,377
Purchase of securities available for sale ........................     (77,295)     (81,964)
Net increase in loans ............................................     (44,921)    (159,135)
Net cash outflow from sale of Tennessee offices ..................     (13,789)        --
Proceeds from sale of mortgage servicing rights ..................       4,951         --
Purchase and origination of mortgage servicing rights ............     (10,931)     (14,330)
Proceeds from sale of foreclosed assets ..........................         963        1,326
Purchases of premises and equipment ..............................      (4,588)      (6,684)
Proceeds from disposal of premises and equipment .................         349        3,519
                                                                     ---------    ---------
  Net cash used in investing activities ..........................     (31,885)    (167,374)

Cash flows from financing activities:
Net increase in deposits .........................................         122       74,500
Net decrease in federal funds purchased
  and repurchase agreements ......................................     (25,403)     (12,973)
Net increase in other short-term borrowings ......................      50,000        9,986
Proceeds from issuance of long-term debt .........................        --         55,000
Repayment of long-term debt ......................................          (6)         (74)
Proceeds from issuance of common stock ...........................       1,109          384
Dividends paid ...................................................      (5,828)      (5,426)
                                                                     ---------    ---------
  Net cash provided by  financing activities .....................      19,994      121,397
                                                                     ---------    ---------
Net decrease in cash and cash equivalents ........................      (2,635)      (6,197)
Cash and cash equivalents at beginning of year ...................      75,054       81,703
                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................   $  72,419    $  75,506
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

(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:


 In thousands

 For the periods ended September 30

                                                  Three Months               Nine Months
                                                 1997        1996         1997        1996

Balance beginning of period ................   $ 21,016    $ 16,344    $ 18,065    $ 15,779
  Provision for loan losses ................      2,650       1,621       7,500      11,263
  Loans charged off ........................     (2,098)       (961)     (4,371)    (10,480)
  Recoveries of loans previously charged off        271         162         645         604
                                                 -------    --------    --------   --------
  Net charge-offs ..........................     (1,827)       (799)     (3,726)     (9,876)
                                                 -------    --------    --------   --------

Balance at end of period ...................   $ 21,839    $ 17,166    $ 21,839    $ 17,166
                                                ========   ========     ========   ========


(3) Impaired Loans
     The company's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), was $18,684,000 at September 30, 1997. Of that amount, $16,234,000 represents loans for which an allowance for loan losses, in the amount of $3,390,000 has been established under SFAS
114. Impaired loans totaled $6,663,000 at September 30, 1996, including $3,226,000 of loans for which an allowance was established totaling $1,404,000.
     The average recorded investment of impaired loans was $11,689,000 and $6,580,000 for the three months ended September 30, 1997 and 1996, respectively, and $6,867,000 and $9,608,000 for the nine months ended September 30, 1997 and 1996, respectively. Interest income recognized on impaired loans totaled $469,000 for the three months ended September 30, 1997, and $512,000 for the nine-month period ended September 30, 1997. For the comparable periods in 1996, interest income on impaired loans totaled $32,000 and $84,000, respectively.

 (4) New Accounting and Disclosure Standards
     Earnings per Share
     During the first quarter of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which established new standards for the calculation and presentation of earnings per share ("EPS") in financial statements. SFAS 128, which will become effective in the fourth quarter of 1997 and may not be adopted earlier, replaces primary EPS with basic EPS, and fully-diluted EPS with diluted EPS. Basic EPS for the company will be slightly higher than primary EPS because common stock equivalents will not be considered in basic EPS; diluted EPS for the company will be essentially the same as fully-diluted EPS. When adopted in the fourth quarter of 1997, all prior periods will be restated to conform to the SFAS 128 presentation.
     Under SFAS 128, basic earnings per share would have been $0.54 and $0.27 for the quarters ended September 30, 1997 and 1996, respectively. Diluted earnings per share would have been $0.52 and $0.26, respectively, for those same periods. For the nine months ended September 30, 1997 and 1996, basic earnings per share would have been $1.54 and $0.14, respectively, and diluted earnings per share would have been $1.49 and $0.14, respectively.
     Derivatives and Certain Other Financial Instruments
     Also  during  the  first  quarter  of 1997,  the  Securities  and  Exchange
Commission in Release #33-7386 clarified and expanded existing disclosure requirements for derivatives and other financial instruments sensitive to market risk. This release mandates additional detail regarding accounting policies followed with respect to derivatives, and expanded qualitative and quantitative information regarding the market risk inherent in derivatives and other financial instruments.
     The company will provide the market risk information in its Annual Report on Form 10-K for the year ended December 31, 1997. Accounting policies with respect to derivatives are as follows:
         The company uses interest rate contracts (swaps and floors) to manage its sensitivity to interest rate risk. These off-balance-sheet transactions are employed to hedge the inherent interest rate risk of specific on-balance-sheet assets or liabilities, rather than for speculative trading activity. These instruments are designated as hedges on the trade date and would not be entered into unless highly correlated with the financial instruments being hedged. Generally, a high correlation exists when the contract and the hedged instrument have the same maturity and similar rate characteristics. Interest income and expense for each contract is accrued over the term of the agreement as an adjustment to the yield of the related asset or liability. Similarly, transaction fees are deferred and amortized through interest income and expense over the lives of the agreements. The fair market value of these instruments is not included in the financial statements.
         Interest rate floor contracts are currently being utilized by the company to mitigate the market risk of the mortgage servicing rights portfolio due to prepayments associated with a decline in interest rates. Under these contracts the company would receive interest on the notional amount to the extent that a specified market rate for U.S. Treasury securities falls below the designated "floor" rate. The cost of these contracts is included in other assets in the consolidated balance sheet and is amortized against mortgage banking income on a straight-line basis over the lives of the contracts.



Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations
General
     Trans Financial, Inc. ("the company") is a bank holding company registered under the Bank Holding Company Act of 1956. The company has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY"), consisting of all of the company's banking activities in Kentucky, and Trans Financial Bank Tennessee, National Association ("TFB-TN"), consisting of all of the company's Tennessee banking activity. (On July 26, 1997, the company's former thrift subsidiary--Trans Financial Bank, F.S.B.--was merged into TFB-KY, and its Tennessee operations were sold to TFB-TN. These transactions consolidated the company's banking operations into its current two national bank charters.)
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc.--and a mortgage banking company--Trans Financial Mortgage Company.
     During April 1997, the company sold substantially all of the deposits, premises and equipment, and certain other assets of its Lebanon and Sparta, Tennessee offices. These two offices represented $17 million of the company's total deposits as of March 31, 1997.
     On August 29, 1997, the Trans Adviser family of mutual funds ("the Funds") was transferred to the Countrywide Family of Funds. TFB-KY had acted as investment adviser to the Funds, which had total assets of $159 million as of June 30, 1997; however, as a result of this transfer, TFB-KY will no longer ac as investment adviser to the Funds. The transfer did not have a significant impact on the company's financial condition or results of operations.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

Results of Operations
Overview
     For the three months ended September 30, 1997, the company earned $6.1 million, or $0.52 per share, compared to $3.0 million, or $0.26 per share, for the third quarter of 1996. The 1996 quarter was negatively impacted by a pre-tax charge of $2.7 million related to an assessment for the recapitalization of the Savings Association Insurance Fund ("SAIF"). Results for the third quarter of 1997 produced an annualized return on average assets of 1.22% and a return on average shareholders' equity of 17.09%, compared with 0.64% and 9.52%, respectively, for the third quarter of 1996.
     For the first nine months of 1997, the company recorded net income of $17.6 million, or $1.50 per share, compared to $1.6 million, or $0.14 per share, in the same period of 1996. In addition to the SAIF assessment, the first nine months of 1996 reflects pre-tax charges totaling $5.8 million related to an initiative to refocus the company's resources on its core financial services, reduce operating expenses and exit from less-profitable initiatives. The company also recorded an $8.4 million provision for loan losses in the second quarter of 1996, after taking partial charge-offs totaling $7.0 million on three non-performing loans. Return on average assets for the first nine months of 1997 was 1.20%(annualized) and the return on average equity was 17.00%, compared with 0.11% and 1.62%, respectively, for the first nine months of 1996.

Net Interest Income
     Net interest income on a tax-equivalent basis totaled $20.7 million in the third quarter of 1997, compared with $19.7 million in the comparable 1996 period--a 5% increase. For the third quarter of 1997, the net interest margin (net interest income as a percentage of average interest-earning assets) on a tax-equivalent basis decreased seven basis points, from 4.55% to 4.48%, compared to the same period in 1996. For the first nine months of 1997, the net interest margin decreased three basis points, from 4.51% to 4.48%, as compared to the first nine months of 1996.
     Approximately $650 million of the company's loans are tied to the prime rate. The prime rate increased to 8.25% in February 1996, and remained constant through the remainder of 1996 and through most of the first quarter of 1997. During this time, the company's funding costs continued to rise, as the company placed greater reliance on wholesale funding sources, such as brokered deposits and other borrowed funds. As a result, the company's net interest-rate spread (the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. This negative impact was partially offset during 1996 by increased interest income due to loan growth. As loan growth has slowed during 1997, the net interest-rate spread dropped nine basis points as compared to the first nine months of 1996. The prime rate increased twenty-five basis points to 8.50% near the end of the first quarter of 1997, which has had a slight positive impact on net interest income in the second and third quarters of 1997.
     The following tables show, for the nine- and three-month periods ended September 30, 1997 and 1996, the relationship between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities. The tables also reflect the general increase in interest rates on total interest-bearing liabilities over the past year, and increased volumes of commercial loans, certificates of deposit (primarily brokered certificates of deposit), and borrowed funds. During 1996 the company implemented a program that sweeps excess funds from targeted interest-bearing demand accounts into money market accounts. This program has significantly reduced the Federal Reserve Bank reserve requirements for the company, and is the primary reason for the change in average balances shown in the tables for these two types of interest-bearing accounts.




 Average Consolidated Balance Sheets and Net Interest Analysis
 For the nine months ended September 30
 Dollars in thousands


                                                         1997                                                1996
                                         Average                      Average          Average                             Average
                                         Balance       Interest         Rate           Balance            Interest         Rate
 Assets:
 Interest-earning assets:
   Loans, net of unearned income ...  $1,460,440   $  103,464*          9.47%        1,320,882             94,012  *        9.52%

   Securities ......................     261,966       11,907*          6.08%          294,210             13,259  *        6.03%

   Mortgage loans held for sale ....      81,755        4,707           7.70%           52,446              2,863           7.30%
   Federal funds sold
     and other interest income .....         120            8           8.91%            1,324                 64           6.46%
                                       ---------      -------                       ----------           ---------
 Total interest-earning assets /
   interest income .................   1,804,281      120,086           8.90%        1,668,862            110,198           8.83%
                                                      -------                                             -------
 Non-interest-earning assets:
   Cash and due from banks .........      53,880                                        59,451
   Premises and equipment ..........      37,104                                        40,871
   Other assets ....................      66,507                                        64,059
                                      -----------                                  -----------
 Total assets ......................  $1,961,772                                    $1,833,243
                                      ==========                                    ==========
 Liabilities and Shareholders'
Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand (NOW) .  $   37,228   $      877           3.15%          133,840              2,878           2.87%
     Savings deposits ..............     101,897        2,094           2.75%          115,334              2,303           2.67%
     Money market accounts .........     269,579        6,600           3.27%          152,042              3,503           3.08%
     Certificates of deposit .......     833,855       34,804           5.58%          770,385             31,863           5.53%
     Other time deposits ...........      82,087        3,440           5.60%           86,399              3,612           5.59%
                                       ---------      -------                       ----------             ------
     Total interest-bearing deposits   1,324,646       47,815           4.83%        1,258,000             44,159           4.69%
 Federal funds purchased
   and repurchase agreements .......      58,042        2,259           5.20%           40,293              1,384           4.59%
 Other short-term borrowings .......      61,703        2,591           5.61%           56,707              2,418           5.70%
 Long-term debt ....................     140,768        7,025           6.67%          121,925              5,890           6.46%
                                       ---------      -------                       ----------              -----
   Total borrowed funds ............     260,513       11,875           6.09%          218,925              9,692           5.92%
                                       ---------      -------                       ----------              -----
 Total interest-bearing liabilities

   interest expense ................   1,585,159       59,690           5.03%        1,476,925             53,851           4.87%
                                                     --------                                              ------
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits ...     214,628                                       207,120
   Other liabilities ...............      23,950                                        19,620
                                      ----------                                       -------
   Total liabilities ...............   1,823,737                                     1,703,665
 Shareholders' equity ..............     138,035                                       129,578
                                      ----------                                     ---------
 Total liabilities
   and shareholders' equity ........  $1,961,772                                    $1,833,243
                                      ==========                                    ==========
 Net interest-rate spread ..........                                     3.87%                                              3.96%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition .......                                     0.61%                                              0.55%
                                                                      ---------                                             -----
 Net interest income /
   margin on interest-earning assets               $   60,396            4.48%      $   56,347                              4.51%
                                                    =========           =======     ==========                              ====

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


 Average Consolidated Balance Sheets and Net Interest Analysis
 For the three months ended September 30
 Dollars in thousands

                                                                1997                                            1996
                                             Average                         Average         Average                      Average
                                             Balance          Interest         Rate          Balance          Interest     Rate
 Assets:
 Interest-earning assets:
   Loans, net of unearned income             $1,474,951         $35,363         9.51%         1,377,739         32,898*    9.47%
                                                                        *
   Securities                                   260,717           3,946         6.00%           294,744          4,470*    6.02%
                                                                        *
   Mortgage loans held for sale                  96,530           1,910         7.85%            48,808            954     7.75%
   Federal funds sold
     and other interest income                       98               4        16.19%               250              5     7.93%
                                             -----------        --------                      ---------          ------
 Total interest-earning assets /
   interest income                            1,832,296          41,223         8.93%         1,721,541         38,327     8.83%
                                                                --------                                        ------
 Non-interest-earning assets:
   Cash and due from banks                       59,521                                          53,633
   Premises and equipment                        36,705                                          37,269
   Other assets                                  67,251                                          71,614
                                             ==========                                      ==========
 Total assets                                $1,995,773                                      $1,884,057
                                             ==========                                      ===========
 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand (NOW)              $42,646            $336         3.13%           $31,819            $243    3.03%
     Savings deposits                            99,324             685         2.74%           110,669             751    2.69%
     Money market accounts                      267,655           2,224         3.30%           257,185           2,022    3.12%
     Certificates of deposit                    836,369          11,891         5.64%           798,551          10,954    5.44%
     Other time deposits                         80,641           1,139         5.60%            85,358           1,178    5.48%
                                              ---------         -------                       ---------         -------
     Total interest-bearing deposits          1,326,635          16,275         4.87%         1,283,582          15,148    4.68%
 Federal funds purchased
   and repurchase agreements                     72,443             969         5.31%            33,978              364   4.25%
 Other short-term borrowings                     63,423             908         5.68%            54,022              753   5.53%
 Long-term debt                                 140,626           2,389         6.74%           141,168            2,361   6.64%
                                               --------        --------                       ---------            -----
   Total borrowed funds                         276,492           4,266         6.12%           229,168            3,478   6.02%
                                               --------        --------                       ---------            -----
 Total interest-bearing liabilities /
   interest expense                           1,603,127          20,541         5.08%         1,512,750           18,626   4.88%
                                                               --------                                           ------
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits                225,986                                         224,493
   Other liabilities                             24,058                                          20,907
                                             ----------                                       ---------
   Total liabilities                          1,853,171                                       1,758,150
 Shareholders' equity                           142,602                                         125,907
                                             ----------                                       ---------
 Total liabilities
   and shareholders' equity                  $1,995,773                                      $1,884,057
                                            ===========                                     ===========
 Net interest-rate spread                                                       3.85%                                      3.95%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                                    0.63%                                      0.60%
                                                                              -------                                      -----
 Net interest income /
   margin on interest-earning assets                            $20,682         4.48%                            $19,701   4.55%
                                                                =======        ======                            =======   =====

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

Analysis of Changes in Net Interest Income
     Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the nine- and three-month periods ended September 30, 1997, as compared to the same periods in 1996.

 Nine Months 1997 vs. 1996                  Increase (decrease)
                                      in interest income and expense
 In thousands                                due to changes in:
                                       Volume       Rate      Total
 Interest-earning assets:
Loans ............................   $  9,889    $  (437)   $ 9,452
Securities .......................     (1,465)       113     (1,352)
Mortgage loans held for sale .....      1,680        164      1,844
Federal funds sold
  and other interest income ......        (74)        18        (56)
                                     --------    -------    -------
Total interest-earning assets ....     10,030       (142)     9,888

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....     (2,253)       252     (2,001)
Savings deposits .................       (275)        66       (209)
Money market accounts ............      2,865        232      3,097
Certificates of deposit ..........      2,647        294      2,941
Other time deposits ..............       (181)         9       (172)
                                     --------    -------    -------
  Total interest-bearing deposits       2,803        853      3,656
Federal funds purchased
  and repurchase agreements ......        672        203        875
Other short-term borrowings ......        210        (37)       173
Long-term debt ...................        935        200      1,135
                                     --------    -------    -------
  Total borrowed funds ...........      1,817        366      2,183
                                     --------    -------    -------
Total interest-bearing liabilities      4,620      1,219      5,839
                                     --------    -------    -------
Increase (decrease)
  in net interest income .........   $  5,410    $(1,361)   $ 4,049
                                     ========    =======    =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the absolute dollar amounts of the change in each.

 Third Quarter 1997 vs. 1996               Increase (decrease)
                                      in interest income and expense
 In thousands                              due to changes in:
                                      Volume     Rate      Total
Interest-earning assets:
Loans ............................   $ 2,330    $ 135    $ 2,465
Securities .......................      (515)      (9)      (524)
Mortgage loans held for sale .....       944       12        956
Federal funds sold ...............                             `
  and other interest income ......        (4)       3         (1)
                                     -------    -----    -------
Total interest-earning assets ....     2,755      141      2,896

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....        85        8         93
Savings deposits .................       (78)      12        (66)
Money market accounts ............        84      118        202
Certificates of deposit ..........       529      408        937
Other time deposits ..............       (66)      27        (39)
                                     -------    -----    -------
  Total interest-bearing deposits        554      573      1,127
Federal funds purchased
  and repurchase agreements ......       496      109        605
Other short-term borrowings ......       134       21        155
Long-term debt ...................        (9)      37         28
                                     -------    -----    -------
  Total borrowed funds ...........       621      167        788
                                     -------    -----    -------
Total interest-bearing liabilities     1,175      740      1,915
                                     -------    -----    -------
Increase (decrease)
  in net interest income .........   $ 1,580    $(599)   $   981
                                     =======    =====    =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the absolute dollar amounts of the change in each.


Provision for Loan Losses
     The provision for loan losses was $2.7 million (0.71% of average loans on an annualized basis, excluding mortgage loans held for sale) for the third quarter of 1997, compared with $1.6 million (0.47% of average loans) for the comparable period of 1996. Net loan charge-offs were $1.8 million (0.49% of average loans) for the third quarter of 1997, compared with $799 thousand (0.23% of average loans) for the third quarter of 1996.
     For the first nine months of 1997, the provision for loan losses was $7.5 million (0.69% of average loans), compared with $11.3 million (1.14% of average loans) for the comparable period of 1996. Net loan charge-offs were $3.7 million (0.34% of average loans) for the first nine months of 1997, compared with $9.9 million (1.00% of average loans) for the first nine months of 1996.
     The provision for loan losses and the level of the allowance for loan losses reflect the quality of the loan portfolio and result from management's evaluation of the risks in the loan portfolio. The increases from 1996 to 1997 reflect in part management's review of the growth in the loan portfolio, the continuing concentrations of credit among the company's largest credit relationships, and anticipated general economic conditions in the company's markets.
     For the first nine months of 1996, the $11.3 million loan loss provision was due to several factors:
     1) The charge-off of $7.0 million on three problem loans during the second quarter. Prior to the second quarter of 1996, management expected two of these three borrowers to be sold as going concerns and the loans to be repaid from the sales proceeds. As a result, the company had previously allocated $4.2 million in the allowance for loan losses for these three loans. Due to the rapid deterioration in the financial condition of those borrowers in the second quarter of 1996 and the resulting loss of interest by several potential buyers, sale prospects became unlikely. As the possibility  of  sales as  going  concerns  grew  less  likely,  management concluded that the collateral securing the loans would have to be liquidated, resulting in larger than anticipated losses on the loans. 2) Recent adverse loss trends for consumer loans resulting from unprecedented levels of bankruptcies, particularly personal bankruptcies in Kentucky and Tennessee. 3) Three additional loans over $1 million (totaling $6.6 million) for which information became known to the company during the quarter which caused management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms. 4) Continued strong growth in the loan portfolio, particularly in large commercial relationships (over $5 million).
     Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this report.

Non-Interest Income
     Non-interest income for the third quarter of 1997 increased $1.6 million over the third quarter of 1996. This increase includes a $889 thousand pre-tax gain from the sale of $256 million of mortgage servicing. The sale allowed the company to take advantage of attractive market prices, while reducing exposure to future prepayment risk. The company also experienced increases in trust and brokerage income ($608 thousand), service charges on deposit accounts ($141 thousand) and, even with the third quarter sale, growth in the mortgage servicing portfolio during the past year resulted in a $331 thousand increase in mortgage banking, transfer and underwriting fees for the quarter. Partially offsetting these favorable variances was a total of $489 thousand in security losses taken to reposition the investment portfolio into higher-yielding securities.
     For the nine-month periods, non-interest income increased $4.2 million from 1996 to 1997. This increase reflects a $1.2 million gain on the sales of the two Tennessee offices which were sold during the second quarter, as well as the third quarter mortgage servicing gain and securities losses. Excluding these transactions and securities gains and losses from both nine-month periods, non-interest income increased $2.4 million. Significant improvements were achieved in trust ($529 thousand), brokerage ($515 thousand), mortgage banking, transfer and underwriting fees ($580 thousand) and service charges on deposit accounts ($564 thousand).

Non-Interest Expenses
     Non-interest expenses decreased $320 thousand, or 2%, in the third quarter of 1997, compared to the third quarter of 1996 (excluding the $2.7 million SAIF assessment). For the nine-month periods, non-interest expenses decreased $3.2 million, or 6%, in 1997 as compared to the first nine months of 1996 (excluding the SAIF assessment and the $5.8 million of charges related to the refocus initiative).
      The decreased expenses in 1997 are due to the company's refocus initiative which began at the end of the second quarter of 1996. Based on a comparison of non-interest expenses for the third quarter of 1997 to the second quarter of 1996 (excluding the $5.8 million of charges related to the refocus initiative), total operating expenses have been reduced by approximately $6 million on an annualized pre-tax basis. As a result of higher revenues and lower operating expenses, the efficiency ratio (a measure of operating expenses per dollar of income) decreased to 60.3% in the third quarter of 1997 (excluding the mortgage servicing gain and securities losses)--a substantial improvement over the 66.7% efficiency ratio in third quarter 1996 (excluding the $2.7 million SAIF assessment).

Income Taxes
     Income tax expense totaled $3.1 million for the third quarter of 1997, compared with $1.6 million in the comparable 1996 period. These represent effective tax rates of 33.6% and 34.1%, respectively. For the nine months ended September 30, 1997, the company's effective tax rate was 33.3%, compared to 34.8% in the first nine months of 1996.


Balance Sheet Review
Overview
     Assets at September 30, 1997 totaled $2.03 billion, compared with $2.00 billion at December 31, 1996, and $1.93 billion a year ago. Average total assets for the third quarter increased $112 million (6%) over the past year to $2.00 billion. Average interest-earning assets increased $111 million to $1.83 billion.

Loans
     The company experienced annualized loan growth of 5% during the third quarter of 1997. Total loans, net of unearned income, averaged $1.48 billion in the third quarter of 1997, excluding mortgage loans held for sale of $97 million. For the comparable period in 1996, loans averaged $1.38 billion, excluding the $49 million of mortgage loans held for sale.
     At September 30, 1997, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.49 billion, compared with $1.45 billion at December 31, 1996, and $1.41 billion a year ago. The company has experienced slower loan growth during 1997 than in previous years, due to the payoff of several of the company's larger commercial relationships. These payoffs were the result of permanent refinancings of real estate loans and the sale of one borrower to a publicly-held company. The company currently anticipates mid-single-digit loan growth to continue through the remainder of 1997.
     As of September 30, 1997, the company's 43 largest credit relationships consisted of loans and loan commitments ranging from $5 million to $16.7 million, one of which was classified as a restructured loan (see the Asset Quality discussion below). The aggregate amount of these credit relationships was $435 million. These large credit relationships have been underwritten and structured to minimize the company's exposure to loss. However, a significant deterioration in the financial condition of one or more of these borrowers could result in an increase in the company's loan charge-offs. In addition, the prepayment of one or more of these credits or their refinancing at another financial institution may have a negative impact on the company's future loan growth.

Asset Quality
     Non-performing loans, which include non-accrual loans, accruing loans past due 90 days or more and restructured loans, totaled $24.3 million as of September 30, 1997, up $13.7 million from December 31, 1996, and $12.7 million from the end of the third quarter of 1996. The increase is primarily attributable to an $11.5 million loan to a coal mining operation. The terms of this loan were modified during the quarter to defer principal payments through December 31, 1997. Accordingly, the loan has been classified as restructured.
The interest rate on this loan remains the same, and the loan continues to accrue interest. The company is closely monitoring its $27 million exposure to the coal industry consisting of the restructured loan mentioned above as well as an additional 124 relationships, with the next largest single credit exposure totalling $3 million.
     The ratio of non-performing loans to total loans (net of unearned income) was 1.63% at September 30, 1997, compared with 0.73% at the end of 1996 and 0.82% a year ago. Non-performing assets, which include non-performing loans, foreclosed real estate and other foreclosed property, totaled $25.3 million as of September 30, 1997, as compared to $15.0 million at September 30, 1996. The ratio of non-performing assets to total assets increased to 1.24% at September 30, 1997, from 0.78% a year ago.
     The following table presents information concerning non-performing assets, including non-accrual and restructured loans. Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were modified due to a deterioration in the financial condition of the borrower.

 Non-performing Assets
 Dollars in thousands

                                                               September 30    June 30  December 31  September 30
                                                                       1997       1997       1996       1996

Non-accrual loans ...............................................   $ 8,269    $ 6,186    $ 4,717    $ 6,718
Accruing loans which are contractually
  past due 90 days or more ......................................     3,919      2,611      5,863      4,881
Restructured loans ..............................................    12,134        679          4          5
                                                                    -------    -------    -------    -------
  Total non-performing and restructured loans ...................    24,322      9,476     10,584     11,604
Foreclosed real estate ..........................................       736        872      1,608      3,108
Other foreclosed property .......................................       232        354        184        241
                                                                    -------    -------    -------    -------
  Total non-performing and restructured loans and
    foreclosed property .........................................   $25,290    $10,702    $12,376    $14,953
                                                                    =======    =======    =======    =======

Non-performing and restructured loans
  as a percentage of loans, net of unearned income ..............      1.63%      0.64%      0.73%      0.82%
Total non-performing and restructured loans and
  foreclosed property as a percentage of total assets ...........      1.24%      0.54%      0.62%      0.78%

     Five commercial credit relationships account for $5.4 million, or 65%, of the company's non-accrual loans at September 30, 1997. An allowance for loan losses in the amount of $1.3 million has been established for these credits in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan. Management believes the remaining balance of these five credits is adequately secured. The other 35% of the non-accrual loan balance consists of various commercial and consumer loans, with no single borrower representing more than $450,000.
     Foreclosed real estate consists of several properties, the largest of which is recorded at $209,000. Based upon appraisals of the properties and previous sales experience, management does not anticipate any significant loss to be incurred on disposition of these properties.
     As of September 30, 1997, the company had loans to 4 borrowers totaling $5.2 million which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated at this time in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall size and quality of the loan portfolio, historical loan loss experience, loan delinquency trends and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. The potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.
     The allowance for loan losses is established through a provision for loan losses charged to expense. At September 30, 1997, the allowance was $21.8 million, up from $18.1 million at December 31, 1996, and $17.2 million at September 30, 1996. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at September 30, 1997, was 1.47%, compared with 1.25% at December 31, 1996, and 1.22% at September 30, 1996. These increases from September 30, 1996 reflect in part management's review of the growth in the loan portfolio, the continuing concentrations of credit among the company's largest credit relationships, and anticipated general economic conditions in the company's markets. The allowance as a percentage of non-performing loans decreased to 90% at September 30, 1997, from 171% at year-end 1996 and 148% at September 30, 1996, due to the $11.5 million loan classified as restructured at September 30, 1997.
     Management believes that the allowance for loan losses at September 30, 1997, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future.

Securities Available for Sale
     Securities (all classified as available for sale) decreased from $289 million at September 30, 1996 to $285 million at year-end 1996, and then to $249 million at September 30, 1997. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
     Total deposits averaged $1.55 billion in the third quarter of 1997, an increase of $44.6 million, or 2%, from the comparable 1996 period. Average interest-bearing accounts increased $43.1 million in the third quarter of 1997, compared to the same period in 1996, while average non-interest-bearing accounts increased $1.5 million. The increase in interest-bearing accounts represents brokered certificates of deposit issued to fund loan growth. As of September 30, 1997 and 1996, brokered certificates of deposit comprised $130 million and $85 million, respectively, of the company's deposits. These brokered deposits have various maturities ranging from three months to five years.
     For the nine-month periods, average total deposits increased $74 million, or 5%, from $1.47 billion in 1996 to $1.54 billion in 1997. This increase is primarily attributable to brokered certificates of deposit.
     Long-term debt totaled $140 million at September 30, 1997 and $141 million at September 30, 1996. In order to support growth in the loan portfolio, TFB-KY has outstanding $75 million of notes (included in the long-term debt totals), under a $250 million senior bank note program. Bank notes issued to date bear interest at fixed rates of 6.32%, 6.48%, and 7.13%, respectively. Certain of these notes have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Under these swap agreements, TFB-KY pays interest at the prime rate, and receives a fixed rate of 8.60%. An additional $175 million of bank notes may be issued from time to time under this book-entry program in maturities varying from 30 days to 30 years.

Capital Resources and Liquidity
     The company's capital ratios at September 30, 1997, December 31, 1996, and September 30, 1996 (calculated in accordance with regulatory guidelines) were as follows:


                           September 30,     December 31,   September 30,
                                    1997            1996          1996

Tier 1 risk based .....             8.47%          7.68%          7.55%
     Regulatory minimum             4.00           4.00           4.00
Total risk based ......            11.74          10.87          10.77
     Regulatory minimum             8.00           8.00           8.00
Leverage ..............             6.88           6.12           6.12
     Regulatory minimum             3.00           3.00           3.00

     The increase in these capital ratios in 1997 is due to the company's increased earnings. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at September 30, 1997.
     To maintain a desired level of liquidity, the company has several sources of funds available. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. The company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in these investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. When compared to retail deposits attracted through a branch network, wholesale funding sources are generally more sensitive to changes in interest rates and the inherent volatility of the capital markets. In addition, brokered deposits may be more sensitive to significant changes in the financial condition of the company. As a result of the company's use of wholesale funding sources, significant changes in the prevailing interest rate environment, or in the availability of alternative investments for individual and institutional investors, or in the company's financial condition, among other factors, could affect the company's liquidity and results of operations.

Asset/Liability Management
     Managing interest rate risk is fundamental to the financial services industry. The company's policies are designed to manage the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity while optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements.
     The company uses an earnings simulation model to monitor and evaluate the impact of changing interest rates on earnings. The simulation model used by the company is designed to reflect the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments, combining the various factors affecting rate sensitivity into a two-year earnings outlook. Among the factors the model utilizes are 1) rate-of-change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate barrier effects, such as caps or floors on loans; 4) changes in balance sheet levels; 5) floating-rate financial instruments that may be tied or related to prime, Treasury Notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and
7) the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans.
     The model is updated monthly for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic view of net interest income is derived once probabilities have been assigned to those key rates. By forecasting a most likely rate environment, the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. Several rate index and yield curve assumptions are used in the model. As an example, the company's most likely rate environment as of September 30, 1997, assumed the 3-month Treasury rate at 5.20%, rising to 5.53% by January 1998, then falling back to 5.35% in July of 1998.
     A second interest rate sensitivity tool utilized by the company is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer-term view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are measured based on numerous interest rate path valuations using statistical rate simulation techniques.
     The following illustrates the effects of an immediate shift in market interest rates on net interest income and fair values of assets and liabilities as compared to the most likely rate assumptions used in the company's model:
--------------------------------------------------------------------------------



                                 Basis-point change        +200 bp           +100 bp          -100 bp           -200 bp

-----------------------------------------------------------------------------------------------------------------------
     Increase (decrease) in net interest income              3.57%             1.89%            (.69)%           (1.22)%
Balance sheet effects:
     Increase (decrease) in fair value of assets            (2.61)%           (1.36)%           1.47%             3.06%
     Increase (decrease) in fair value of liabilities        1.53%              .77%            (.78)%           (1.58)%

     As of September 30, 1997, management believes the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. It should be noted that some of the assumptions made in the use of the simulation model will inevitably not materialize and unanticipated events and circumstances will occur; in addition, the simulation model does not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions which partially neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate. In a higher interest-rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from interest rate swap transactions. Conversely, if interest rates decline, the swaps will mitigate the company's exposure to reduced net interest income. Interest rate swap transactions as of September 30, 1997, are as follows:


Interest Rate Swaps
As of September 30, 1997
 Dollars in thousands

                                      Notional            Fixed Rate            Floating Rate
                                       Amount            (Receiving)              (Paying)                   Maturity

                                   ---------------    ------------------      ---------------               ----------------
                                           20,000           8.60%               8.50% (Prime)                 October, 1997
                                           30,000           8.23%               8.50% (Prime)                   March, 1998
                                           70,000           8.50%               8.50% (Prime)                    June, 1998
                                           30,000           8.60%               8.50% (Prime)                 October, 1998
                                           25,000           8.74%               8.50% (Prime)                December, 1999
                                           50,000           9.52%               8.50% (Prime)                   April, 2000
                                           50,000           8.87%               8.50% (Prime)                  August, 2000
                                   ---------------
 Total / weighted average                $275,000           8.76%               8.50%                            April 1999
                                   ===============

     As shown in the table, $120 million of these interest rate swaps will mature within twelve months. As these interest rate swaps mature, management will evaluate whether new interest rate swap transactions are appropriate, given the company's interest rate sensitivity position at that time. The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity.

Year 2000 Compliance
     The company is exposed to potential future losses due to business interruption or errors which could result if any of its computer systems are not modified to ensure that dates beginning in January, 2000 are not misinterpreted by the system as January, 1900. This eventuality is commonly referred to as the Year 2000 Problem ("Y2K"). A number of computer systems which are affected by Y2K are utilized by the company to operate its day-to-day business. Most of these systems use software developed by and licensed from third party software vendors, some of which have been customized by the company, while others have been developed internally.
     Management has established a task force to identify all instances where the company is not currently Y2K compliant, and to ensure that those systems are brought into compliance well before the end of 1999. The assessment phase of this project has been completed whereby all systems have been identified that need modification, and the corrective phase of the project has begun. Total cost to the company of the corrective phase is projected to be approximately $500 thousand. The company is actively managing all of its third party software vendors to ensure all software corrections and warranty commitments are obtained. The company is acting upon the belief and understanding that all federal agencies are actively managing the Y2K problems which are inherent in the global banking and payments systems.









--------------------------------------------------------------------------------
This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate); competition for the company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates; material unforeseen changes in the liquidity, results of operations, or financial condition of the company's customers; and other risks detailed in the company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the company. The company undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
--------------------------------------------------------------------------------

Part II - Other Information

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



                                                   Principal Executive Officer:


Date:  November 14, 1997                              /s/ Vince A. Berta
                                                      ------------------
                                                          Vince A. Berta
                                                           President and
                                                        Chief Executive Officer


                                                   Principal Financial Officer:


Date: November 14, 1997                              /s/ Edward R. Matthews
                                                    ----------------------
                                                         Edward R. Matthews
                                                        Chief Financial Officer

                                    Exhibits
                                                                   Sequentially
                                                                  Numbered Pages

   10(a)   Amendment to 1995 Executive Stock Option Plan*.................21

   10(b)   Agreement dated September 30, 1997 between registrant and executive officer*.......................................................22-28

   11      Statement of Computation of Per Share Earnings.................29

   27      Financial Data Schedule (for SEC use only)


   *   Denotes a management  contract or compensatory plan or arrangement of the
       registrant   required  to  be  filed  as  an  exhibit  pursuant  to  Item
       601(10)(iii) of Regulation S-K.