Form 10-K
period 1997-12-31
TRANS FINANCIAL INC
filed 1998-03-04
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of The Securities Exchange Act of 1934

For the fiscal year ended: December 31, 1997     Commission File Number: 0-13030

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


The aggregate market value of the voting stock held by non-affiliates of the registrant on February 18, 1998: $397,830,739.

The number of shares outstanding of the issuer's class of common stock on February 18, 1998: 11,641,651 shares.

                           Document Incorporated By Reference
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1998, are incorporated by reference into
Part III of this report.

                                TABLE OF CONTENTS


   Item                                                                     Page
  Part I

   1.  Business...............................................................2
   2.  Properties.............................................................5
   3.  Legal Proceedings....................................................5-6
   4.  Submission of Matters to a Vote of Security Holders....................6
   4a. Executive Officers of the Registrant.................................6-7

  Part II

   5.  Market for the Registrant's Common Equity and Related
       Shareholder Matters....................................................8
   6.  Selected Financial Data................................................8
   7.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations.......................................................9-31
   7a. Quantitative and Qualitative Disclosures About Market Risk............32
   8.  Financial Statements and Supplementary Data........................32-56
   9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..................................................56

  Part III

   10. Directors and Executive Officers of the Registrant....................57
   11. Executive Compensation................................................57
   12. Security Ownership of Certain Beneficial Owners and Management........57
   13. Certain Relationships and Related Transactions........................57

  Part IV

   14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......58
   Signatures.............................................................59-60
   Exhibit Index..........................................................61-62

 Part I

Item 1. Business
The Company and the Banks
     Trans Financial, Inc. ("the company") is a bank holding company registered under the Bank Holding Company Act of 1956. The company has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY"), consisting of all of the company's banking activities in Kentucky, and Trans Financial Bank Tennessee, National Association ("TFB-TN"), consisting of all of the company's Tennessee banking activity. Collectively, these banking institutions are referred to in this report as "the banks." (On July 26, 1997, the company's former thrift subsidiary--Trans Financial Bank, F.S.B.--was merged into TFB-KY, and its Tennessee operations were sold to TFB-TN. These transactions consolidated the company's banking operations into its current two national bank charters.)
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc. ("TFIS")--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC"). The company sold all of the assets of its travel agency, Trans Travel, Inc., during the fourth quarter of 1996.
     The banks provide a full range of corporate and retail banking services, including checking, savings and time deposit accounts; secured and unsecured loans to corporations, individuals and others; letters of credit; rental of safe deposit boxes; financial counseling for individuals and institutions; and trust and brokerage services. Interest on domestic commercial, consumer and mortgage loans constitutes the largest contribution to the operating revenues of the company and the banks.
     TFB-KY provides a wide variety of personal and corporate trust and trust-related services, including serving as executor of estates; as trustee under testamentary and inter-vivos trusts; as guardian of the estates of minors and incompetents; as escrow agent under various agreements; and as financial advisor to and custodian for individuals, corporations and others. Corporate trust services include serving as registrar, transfer agent, and paying agent for corporate securities and as corporate trustee under corporate trust indentures. At December 31, 1997, approximately $519 million in assets were managed by the trust department of TFB-KY.
     TFMC originates and purchases mortgage loans for the purpose of constructing, financing or refinancing one- to four-family dwellings. TFMC also services mortgage loans for the banks and for others. Generally, residential mortgage loans originated or purchased are then sold in the secondary market. When sold, servicing may be retained by TFMC or released to the purchaser. The portfolio of mortgage loans serviced for others totaled $3.3 billion at December 31, 1997.
     TFIS offers to customers of the banks and to others a wide range of investment products and services, including financial planning, mutual funds, annuities, and individual stocks and bonds. TFB-KY introduced its own family of proprietary mutual funds, the Trans Adviser Funds ("the Funds") in October, 1995. TFB-KY acted as investment adviser to the Funds. On August 29, 1997, the Funds were transferred to the Countrywide Family of Funds. As a result of this transfer, TFB-KY no longer serves as investment adviser to the Funds.
     TFB-KY has 32 offices in Kentucky: six located in Bowling Green; three in each of Pikeville and Maysville; two in each of Glasgow, Scottsville, Morehead and Meta; and one in each of Auburn, Augusta, Cave City, Dawson Springs, Elkhorn City, Flemingsburg, Franklin, Martin, Prestonsburg, Russellville, Tompkinsville and Virgie. TFB-TN has 17 offices in Tennessee: two in each of Cookeville and Columbia; and one in each of Clarksville, Crossville, Franklin, Kingston, Manchester, McMinnville, Mt. Pleasant, Murfreesboro, Nashville, Rockwood, Shelbyville, Tullahoma and Winchester. TFMC has a mortgage operations center in Tullahoma, Tennessee, and loan production offices in Greensboro, North Carolina; Little Rock, Arkansas; and Cape Coral, Florida. Prior to December 31, 1997, the company entered into a contract to sell the Mt. Pleasant, Tennessee office, subject to regulatory approval.
     On December 31, 1997, the company had total consolidated assets of $2.1 billion, total loans of $1.5 billion, total deposits of $1.6 billion and shareholders' equity of $151 million.
     The portion of Management's Discussion and Analysis of Financial Condition and Results of Operations entitled Mergers and Acquisitions included in Item 7 is incorporated herein by reference.

Demographics
     As of December 31, 1997, the company operated 49 banking offices in 34 communities in Kentucky and Tennessee. These communities are predominantly non-urban markets under 100,000 in population.
Population
     Statewide, Tennessee's population is projected by the U.S. Census Bureau to grow approximately 2% per year through 2000, while Kentucky's annual growth is projected at 1%. Nearly all of the company's primary markets should participate in this growth, with South Central and Northeastern Kentucky experiencing growth rates in the 0.7% to 1.5% range, and most Tennessee markets experiencing 1.0% to 4.8% growth rates. Eastern Kentucky's population growth, however, is expected to be slower--approximately 0.2% per year.

Employment and Income
     The 4.2% unemployment rate for Tennessee and the 4.4% unemployment rate for Kentucky were slightly below the national average of 4.7%. Per capita income in 1996 was $21,949 and $19,797, respectively, for Tennessee and Kentucky--below the national average of $24,426. The company estimates per capita income levels in the company's markets to be as follows (1995 data):
           South Central Kentucky                                        $18,642
           Northeastern Kentucky                                          14,610
           Eastern Kentucky                                               15,433
           Western Kentucky                                               17,098
           Eastern Tennessee                                              18,749
           Middle Tennessee                                               19,623
           South Central Tennessee                                        18,616
Industry Trends
     The local economies in the company's markets are diversified, as discussed below.
     In South Central Kentucky, the largest industries are durable and non-durable goods manufacturing. Most of the recent growth in South Central Kentucky has occurred in finance/insurance/real estate and retail trade, while non-durable goods manufacturing has been in decline in recent years. In the Bowling Green area, where the company has its largest presence, services represent the largest industry segment.
     In Northeastern Kentucky, state and local government and durable goods manufacturing are the largest industry groups. Non-durable goods manufacturing is the fastest-growing sector in this area of the state.
     Mining--primarily coal mining--is the largest industry in the company's Eastern Kentucky market, but has been declining over the past several years. Services and retail trade, however, have provided strong growth.
     In the company's Western Kentucky market area, durable goods manufacturing and services are the primary industries, with durable goods providing the most growth. Non-durable goods manufacturing has shown slow growth in recent years, while mining has declined in importance in this area.
     In the company's Tennessee markets, services and durable goods manufacturing are the largest industry segments. Wholesale trade, transportation and utilities, and finance, insurance and real estate represent the primary growth industries, while non-durable goods manufacturing and construction provide the least growth to this market area.

Competition
     The deregulation of the banking industry and the enactment in Kentucky and other states of legislation permitting multi-bank holding companies, as well as interstate banking, has created a highly competitive environment for banking in the company's market area. The following table displays each of the communities where the company is currently located and the respective percentage of FDIC-insured deposits the company has in each of these communities. The table also shows the ranking by deposit size of each of the company's locations in their local markets.

 Share of Local Market

 Banks and savings & loans
                                                     Rank in
                                            Market     Local
                                            Share     Market
 TRANS FINANCIAL BANK, NA

 South Central Kentucky:

                       Bowling Green .......  40%       1
                       Glasgow/Cave City ...  31%       1
                       Scottsville .........  35%       2
                       Tompkinsville .......  14%       3
                       Franklin ............   *       NM
Northeastern Kentucky:

                       Maysville ...........  36%       1
                       Morehead ............  36%       1
                       Augusta .............  30%       2
Eastern Kentucky:

                       Pike County .........  19%       2
                       Floyd County ........  28%       2
Western Kentucky:

                       Dawson Springs ......   6%       6
                       Russellville/Auburn .  15%       3

TRANS FINANCIAL BANK, TN NA

Eastern  Tennessee:

                       Rockwood/Kingston ...  14%       4
Middle Tennessee:

                       Clarksville .........   4%       8
                       Cookeville ..........   6%       6
                       Murfreesboro ........   1%       9
                       Nashville ...........   *       NM
                       McMinnville .........   5%       6
                       Franklin ............   *       NM
                       Crossville ..........   4%       5
South Central Tennessee:

                       Tullahoma ...........  15%       1
                       Shelbyville .........   6%       5
                       Manchester ..........  10%       3
                       Winchester ..........  14%       5
                       Columbia/Mt. Pleasant   6%       5
                 NM = not meaningful
                 * = less than 1%

     The company actively competes in its markets with other commercial banks and financial institutions for all types of deposits, loans, trust accounts, and other services. The company also competes generally with savings and loan associations, credit unions, brokerage firms, insurance companies, other financial institutions, and institutions which have expanded into the financial market.

Supervision and Regulation
     Bank holding companies and commercial banks are extensively regulated under both federal and state law. Any change in applicable laws or regulations may have a material effect on the business and prospects of the company and the banks.
     As a registered bank holding company, the company is subject to the supervision of and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956. TFB-KY and TFB-TN are subject to the supervision of, and regular examination by, the Office of the Comptroller of the Currency. The Federal Deposit Insurance Corporation insures the deposits of the banks to the current maximum of $100,000 per depositor.
     In addition, the company is subject to the provisions of Kentucky's and Tennessee's banking laws regulating bank acquisitions and certain activities of controlling bank shareholders.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Act") removes state law barriers to interstate bank acquisitions and permits the consolidation of interstate banking operations. Under the Act, adequately capitalized and managed bank holding companies may acquire banks in any state, subject to (i) Community Reinvestment Act compliance, (ii) federal and state antitrust laws and deposit concentration limits, and (iii) state laws restricting the acquisition of a bank that has been in existence for less than a minimum period of time (up to five years). The Act's interstate consolidation and branching provisions became operative on June 1, 1997, although any state could, prior to that time, adopt legislation to accelerate interstate branching or prohibit it completely. The Act's interstate consolidation and branching provisions permit banks to merge across state lines and, if state laws permit de novo branching, to establish a new branch as its initial entry into a state.

Statistical Information
     Certain statistical information is included in Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 on pages 9 through 31 and in note 7 to the consolidated financial statements. Those pages are incorporated herein by reference.

     Description of Statistical Information                              Page(s)

     Average Consolidated Balance Sheets and Net Interest Analysis.........12-13
     Analysis of Year-to-Year Changes in Net Interest Income..................14
     Loans Outstanding........................................................17
     Loan Maturities and Interest Rate Sensitivity............................19
     Non-performing Assets (Including Potential Problem Loans)................20
     Summary of Loan Loss Experience..........................................21
     Allocation of Allowance for Loan Losses..................................22
     Allocation of Year-end Allowance for Loan Losses
       and Percentage of Each Type of Loan to Total Loans.....................22
     Carrying Value of Securities Available for Sale..........................22
     Maturity Distribution of Securities Available for Sale...................23
     Maturity of Time Deposits of $100,000 or More............................24
     Short-Term Borrowings....................................................25

     Consolidated Statistical Information.....................................31

     Impact of Non-accrual Loans on Interest Income (note 7, paragraph 3).....42


Item 2. Properties
     The main  banking  office of  TFB-KY,  which also  serves as the  principal office of the company, is located at 500 East Main Street, Bowling Green, Kentucky. TFB-KY owns all of the properties at which it conducts its business except the Ashley Circle and Nashville Road sales centers in Bowling Green, the Nashville office (which provides trust and investment services), the Auburn, Franklin and Virgie sales centers, and one of its Pikeville sales centers (the North Mayo Trail sales center). TFB-KY also leases property in Bowling Green for its operations center. The facility in which its telemarketing Customer Care Center operates was sold and leased back on December 31, 1996.
     TFB-TN owns all the properties at which it conducts business except the Franklin and Nashville sales centers.
     TFMC leases the property in Tullahoma, Tennessee, which houses its operations center, with the right to receive the deed to the property upon completion of the lease, and also leases space in Greensboro, North Carolina; Little Rock, Arkansas; and Cape Coral, Florida for loan production offices.
     Note 8 to the company's consolidated financial statements contains additional information relating to amounts invested in premises and equipment.


Item 3. Legal Proceedings
     In the ordinary course of operations, the company and the banks are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the company.
     On August 12, 1996, Douglas M. Lester, the company's former chairman, president and chief executive officer, filed suit individually and purportedly on behalf of the shareholders of the company in Warren Circuit Court, Bowling Green, Kentucky, against the company and four of its directors. Mr. Lester claims that the company wrongfully terminated him on June 4, 1996, that the four named directors breached their fiduciary duties to the company, and also alleges fraud, breach of contract, interference with contractual relations and invasion of privacy. Mr. Lester seeks, among other things, $1 million in compensatory damages, the value of certain stock options, and punitive damages. The trial is currently scheduled for April 1, 1998. Management believes that the litigation will not result in a material adverse change in the consolidated financial condition or results of operations of the company and intends to vigorously defend the action.


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

                                Served as
                              an Executive                        Position with the
     Name                    Officer Since      Age               Company and the Banks

Vince A. Berta                    1993          39                President, Chief Executive Officer, and Director of the company;
                                                                  Director and Executive Vice President of TFB-KY; Director of TFMC
Barry D. Bray                     1984          51                Executive Vice President,  Chief Credit Officer of the company;
                                                                  Chief Credit Officer of TFB-KY;  Chief Credit Officer of TFB-TN
                                                                  President and Director of TFB-KY
Tommy W. Cole                     1996          42                Executive Vice President, Corporate Financial Services of the
                                                                  company and of TFB-KY
John K. Davis II                  1997          41                Senior Vice President and Chief Information Officer of the company and of TFB-KY
Gregg A. Hall                     1997          41                Senior Vice President and Auditor of the company
Roger E. Lundin                   1987          53                Senior Vice President and Director of Human Resources of the
                                                                  company
Edward R. Matthews                1995          36                Executive Vice President and Chief Financial Officer of the
                                                                  company
Michael J. Moser                  1994          51                Executive Vice President and Director of Marketing of the company
Michael L. Norris                 1995          44                President and Director of TFMC
Ronald B. Pigeon                  1995          49                Controller of  the company; Secretary/Treasurer and Director of TFIS
Jay B. Simmons                    1993          41                Senior Vice  President,  General  Counsel and  Secretary of the
                                                                  company;  Senior Vice  President of TFB-KY and TFB-TN;
                                                                  Director and General Counsel of TFIS; Senior Vice President
                                                                  and Director of TFMC
Thomas R. Wallingford             1996          70                Chairman of the Board and Director of the company;  Chairman and
                                                                  Director of TFB-KY;  Retired, Former Chairman
                                                                  and Chief Executive Officer of Kentucky Community Bancorp, Inc.

     All of the above-mentioned executive officers have been with the company for more than five years, except for the following:
     Mr. Berta joined the company in April 1993. Prior to that, he was Vice President and Manager of Functional Control with PNC Bank.
     Mr. Davis joined the company in September 1995. Prior to that, he was Director of Information Systems and Strategic Architecture for SmithKline Beecham Clinical Laboratories.
     Mr. Matthews joined the company in January 1994. Prior to that, he was Chief Financial Officer for First Union National Bank of Tennessee for eighteen
months,   and  previously  held  positions  in  commercial  lending  and  credit administration for First Union National Bank of North Carolina.
     Mr. Moser joined the company in July 1994. Prior to that, he was Senior Vice President and Director of Corporate Marketing for West One Bancorp in Boise, Idaho.
     Mr. Norris joined the company in July, 1993. Prior to that, he was responsible for all mortgage servicing activities at PNC Mortgage Servicing Company.
     Mr. Pigeon joined the company in November 1993. Prior to that, he was Controller for a railroad warehousing service company in Denver, Colorado, and was Vice President for External Reporting with Colorado National
Bankshares, Inc.
     Mr. Simmons joined the company in November 1993. Prior to that, he was a partner in a Denver law firm, specializing in financial institutions law, and was a vice president on the legal staff of Colorado National Bankshares, Inc.
     None of the above officers is related to another and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of the company acting solely in their capacities as such.


 Part II

Item 5. Market for the Registrant's Common Equity and Related Shareholder
        Matters
     The registrant's common stock is traded on the Nasdaq Stock Market under the symbol TRFI. As of December 31, 1997 there were 1,683 shareholders of record. Following is a summary of market prices and dividends declared for the registrant's common stock for the quarterly periods indicated:
                                                       Stock Price
                                                         High   Low   Dividend
First quarter, 1996 ...............................  $ 18.125 $ 14.75    $0.16
Second quarter, 1996 ................................. 18.50    15.125    0.16
Third quarter, 1996 .................................  20.50    16.875    0.16
Fourth quarter, 1996 ................................. 23.50    19.50     0.16
First quarter, 1997 .................................. 26.50    22.00     0.17
Second quarter, 1997 ................................. 28.625   22.25     0.17
Third quarter 1997 ................................... 32.375   27.25     0.17
Fourth quarter, 1997 ................................. 39.00    30.50     0.17


     Additional information for this item is included in note 11 to the consolidated financial statements.

Item 6. Selected Financial Data
     The information for this item is included in the section entitled Consolidated Statistical Information in Item 7 of this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Overview
     Trans Financial, Inc. ("the company") is a bank holding company registered under the Bank Holding Company Act of 1956. The company has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY"), consisting of all of the company's banking activities in Kentucky, and Trans Financial Bank Tennessee, National Association ("TFB-TN"), consisting of all of the company's Tennessee banking activity. (On July 26, 1997, the company's former thrift subsidiary--Trans Financial Bank, F.S.B.--was merged into TFB-KY, and its Tennessee operations were sold to TFB-TN. These transactions consolidated the company's banking operations into its current two national bank charters.) Collectively, these banking institutions are referred to in this report as "the banks."
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc.--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC"). During the fourth quarter of 1996, the company sold all of the assets of its travel agency, Trans Travel, Inc., and exited the travel business.
     At December 31, 1997, the company had total consolidated assets of $2.1 billion, total loans of $1.5 billion, total deposits of $1.6 billion and shareholders' equity of $151 million. The company's net income was $23.9 million in 1997, up from $6.9 million in 1996. Diluted earnings per share increased to $2.04 per common share in 1997, from $0.60 in 1996.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and accompanying notes, which follow this discussion.

Mergers and Acquisitions
     Over the past five years, the company has expanded through mergers and acquisitions, which are summarized below.

                                                                                                                 Asset
                                                                                                  Date            Size

       Acquisition                                                     Location                 Consummated    (millions)

Mergers (pooling-of-interests accounting):
      Kentucky Community Bancorp, Inc. ............................  Northeastern Kentucky        February-94     $175
      Peoples Financial Services, Inc. ............................  Middle & Eastern Tennessee   April-94         123
      FGC Holding Company .........................................  Eastern  Kentucky            August-94        127
Acquisitions (purchase accounting):
      Trans Kentucky Bancorp, Inc. ................................  Eastern Kentucky             July-93          189
      Fifth Third Bank of Kentucky, Inc. branches .................  South Central Kentucky       February-95       41
      AirLanse Travel (sold November-96) ..........................  Louisville,  Kentucky        September-95       1
      Correspondents Mortgage Company, L.P. .......................  Greensboro, North Carolina   November-95        1
      Surety Mortgage, Inc. .......................................  Cape Coral, Florida          December-97        1

     The mergers shown in the above table were accounted for using the pooling-of-interests method of accounting and, accordingly, financial statements for all periods were restated to reflect the results of operations of these companies on a combined basis from the earliest period presented, except for dividends per share. The acquisitions were accounted for using the purchase method of accounting. Accordingly, the results of operations of those acquired entities prior to the acquisition dates have not been included in the results of operations. Therefore, ratios or analyses for periods before and after these purchase acquisitions may not be comparable.
     During April 1997, the company sold substantially all of the deposits, premises and equipment, and certain other assets of its Lebanon and Sparta, Tennessee offices. These two offices represented $17 million of the company's total deposits as of March 31, 1997.
     On August 29, 1997, the Trans Adviser family of mutual funds ("the Funds") was transferred to the Countrywide Family of Funds. TFB-KY had acted as investment adviser to the Funds, which had total assets of $159 million as of June 30, 1997. However, as a result of this transfer, TFB-KY no longer serves in that capacity. The transfer did not have a significant impact on the company's financial condition or results of operations.
     AirLanse Travel was consolidated into the operations of Trans Travel, Inc. in September 1995. In November 1996, as a part of the company's commitment to refocus on core financial services, the assets of Trans Travel, Inc. were sold, and the company exited the travel business.
     See note 4 to the consolidated financial statements for additional information regarding business combinations.

Income Statement Review
     Net income was $23.9 million in 1997, compared with $6.9 million in 1996, and $15.3 million in 1995. On a diluted per-share basis, net income was $2.04, $0.60 and $1.35, respectively. Results for 1997 include a $1.2 million pre-tax gain on the sale of the two Tennessee branch offices, a $0.9 million pre-tax gain on the sale of a portion of the mortgage servicing portfolio and a $0.4 million loss on the sale of securities available for sale.
     Non-interest expenses for 1996 reflect pre-tax charges totaling $5.8 million related to an initiative to refocus the company's resources on its core financial services, reduce operating expenses and exit from less-profitable initiatives. This initiative was undertaken in the second quarter of 1996, when the Board of Directors made a change in executive management, with the expressed purpose of changing the company's strategic direction. The company has accomplished the following goals of the initiative:
         -exited the venture capital and human resources consulting initiatives,
         -closed  the  Louisville,   Kentucky   office,
         -closed  mortgage  loan production offices in Chattanooga,  Jackson and
          Knoxville,  Tennessee,
         -sold the  corporate  aircraft,
         -sold all of the  assets of the  travel
          agency,
         -sold a  newly-constructed  building  intended  to  house  the company's corporate headquarters and consolidated office space in Bowling Green, Kentucky,
         -realized  additional  cost  savings in the  company's retail delivery system of approximately $2.5 million on an annualized pre-tax basis primarily through the reduction of administrative personnel, and
         -discontinued  TFB-KY's role as investment adviser to the Trans Adviser family of mutual funds.
          Based on a comparison of non-interest expenses for the fourth quarter of 1997 to the second quarter of 1996 (excluding the $5.8 million of charges to implement the plan), total operating expenses have been reduced by more than $6 million on an annualized pre-tax basis.
          In addition to the charges associated with the refocus initiative, the company increased its 1996 provision for loan losses by $8.6 million compared with 1995 and recorded a pre-tax charge of $2.6 million imposed by congressional legislation enacted during 1996 designed to re-capitalize the Savings Association Insurance Fund ("SAIF"). All banks with SAIF-insured deposits and all savings and loans were subject to the SAIF assessment. The increased provision for loan losses in 1996 was primarily due to a deterioration in the quality of certain commercial credits in the second quarter of that year.
          Following is a summary of the components of income and expense and the changes in those components over the past three years.


Condensed Consolidated Statements of Income
For the years ended December 31
Dollars in thousands, except per share data

                                                 Change                        Change
                                 1997      Amount     %      1996      Amount     %        1995
Interest income ...........  $161,411  $ 13,476      9.1%  $147,935   $  13,707   10.2%  $134,228
Interest expense ..........    81,200     8,134     11.1     73,066       8,467   13.1     64,599
                            ----------   ------             --------   --------          --------
Net interest income .......    80,211     5,342      7.1     74,869       5,240    7.5     69,629
Provision for loan losses .     9,500    (4,414)   (31.7)    13,914       8,654  164.5      5,260
Net interest income after   ----------   ------             --------   --------          --------
  provision for loan losses    70,711     9,756     16.0     60,955      (3,414)  (5.3)    64,369
Non-interest income .......    34,410     4,721     15.9     29,689       5,278   21.6     24,411
Non-interest expenses .....    69,133   (11,509)   (14.3)    80,642      14,593   22.1     66,049
                            ---------    ------            --------    --------          --------
Income before income taxes     35,988    25,986    259.8     10,002     (12,729) (56.0)    22,731
Income tax expense ........    12,055     8,935    286.4      3,120      (4,296) (57.9)     7,416
                            ---------    ------            --------     --------         --------
Net income ................  $ 23,933  $ 17,051    247.8    $ 6,882    $ (8,433) (55.1)   $15,315
Basic earnings per share ..     $2.09     $1.48    243.5      $0.61       $0.75) (55.1)     $1.36
Diluted earnings per share      $2.04     $1.44    239.8%     $0.60      $(0.75) (55.4)%    $1.35

          Each of these components of income and expense is discussed separately in the sections that follow.

      Net Interest Income
          Net interest income totaled $80.2 million in 1997, a 7.1% increase over the $74.9 million recorded in 1996. In 1996 net interest income was up 7.5% over 1995's $69.6 million. On a fully-taxable-equivalent basis, net interest income was $81.6 million in 1997, compared with $76.5 million in 1996 and $71.3 million in 1995. The increases in net interest income in both 1997 and 1996 were due to a higher level of interest-earning assets, primarily commercial loans. These increases in interest income were partially offset by increases in interest expense due to a greater reliance on wholesale funding sources, such as brokered deposits and advances from the Federal Home Loan Bank.
          The following table summarizes the changes in the company's net interest margin (on a fully-taxable-equivalent basis) over the past three years. Net interest margin is net interest income divided by the average balance of interest-earning assets for the year.

 Net Interest Analysis Summary (F1)
 For the years ended December 31

                                                           Basis Point          Basis Point
                                                     1997     Change     1996    Change      1995

Average yield on interest-earning assets .......      8.89%     6        8.83%     (6)       8.89 %
Average rate on interest-bearing liabilities ...      5.06     17        4.89      15        4.74
                                                      ----    ---       ------  ------       ----
Net interest-rate spread .......................      3.83    (11)       3.94    (21)        4.15
Impact of non-interest-bearing sources and other
   changes in balance sheet composition ........      0.63      5        0.58      6         0.52
                                                      ----    ---      ------   ------       ----
Net interest margin ............................      4.46%    (6)       4.52%   (15)        4.67 %

      (F1)Refer to the tables on pages 12 and 13 for additional data regarding the net interest analysis.

          The table on pages 12 and 13 show, for the past three years, the relationship between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities. It also reflects the general increase in interest rates on total interest-bearing liabilities over the past year, and increased volumes of loans, certificates of deposit and borrowed funds.
          Approximately $675 million of the company's loans reprice immediately with changes in the prime rate, and another $37 million of loans reprice within three months of a change in prime. Decreases in the prime lending rate, which began in the third quarter of 1995, had a negative impact on net interest margin during 1996 as compared to 1995. The prime rate increased to 8.25% in February 1996, and remained constant through the remainder of 1996 and through most of the first quarter of 1997. During this time, the company's funding costs continued to rise, as the company placed greater reliance on wholesale funding sources, such as brokered deposits and other borrowed funds. As a result, the company's net interest-rate spread (the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities) decreased, negatively impacting the net interest margin. This negative impact was partially offset during 1996 by increased interest income due to loan growth. As loan growth slowed during 1997, the net interest-rate spread dropped 11 basis points as compared to 1996. The prime rate increased twenty-five basis points to 8.50% near the end of the first quarter of 1997, which had a slight positive impact on net interest income in 1997.
          On November 30, 1995, the company reclassified all securities to available for sale, as permitted by the Financial Accounting Standards Board in a special one-time reassessment.



       Average Consolidated Balance Sheets and Net Interest Analysis

 For the years ended December 31
 Fully-taxable equivalent basis
 Dollars in thousands

                                                     1997                      1996                            1995
                                         Average            Average   Average           Average     Average              Average
                                         Balance   Interest  Rate     Balance  Interest   Rate      Balance   Interest   Rate
                                           (F1)      (F2)               (F1)      (F2)                (F1)      (F2)

Assets

 Securities held to maturity:
 U.S. Treasury, federal agencies, and
 mortgage-backed securities ..       $      --   $    --       -%    $    --    $    --       -%    $  24,257     $1,686     6.95%
 State and municipal obligations            --        --       -          --         --       -        46,674      3,622     7.76
 Other securities ...................       --        --       -          --         --      --         4,816        355     7.37
                                     ----------    ------   -----     ------    -------     ----     --------     ------    -----
 Total securities held to maturity ..       --        --       -          --         --      --        75,747      5,663     7.48
 Securities available for sale:
 U.S. Treasury, federal agencies, and
 mortgage-backed securities .......    180,872     10,293   5.69     204,549     11,450    5.60      209,756      11,847     5.65
 State and municipal obligations ....   48,999      3,517   7.18      53,844      4,023    7.47        5,442         445     8.18
 Other securities ...................   35,673      2,365   6.63      33,460      2,133    6.37       13,727         901     6.56
                                     ----------    ------   -----     ------    -------    -----     --------     ------    -----
 Total securities available for sale   265,544     16,175   6.09     291,853     17,606    6.03      228,925      13,193     5.76
                                     ----------    ------   -----     ------    -------    -----     --------     ------    -----

 Total securities ...................  265,544     16,175   6.09     291,853     17,606    6.03      304,672      18,856     6.19
 Federal funds sold ...................     16          1   6.25         898         52    5.79       13,652         804     5.89
 Interest-bearing deposits with banks .     98          9   9.18         117         14   11.97          197          17     8.63
 Mortgage loans held for sale ........  91,779      6,880   7.50      53,824      3,938    7.32       19,436       1,644     8.46
 Loans, net of unearned income (F3)  1,473,103    139,701   9.48   1,346,754    127,983    9.50    1,190,101     114,572     9.63
                                     ----------   -------   ----   ---------    -------    ----    ---------     -------    -----
Total interest-earning assets /
  interest income .................. 1,830,540    162,766   8.89%  1,693,446    149,593    8.83%  1,528,058      135,893     8.89%

Less allowance for loan losses ......  (20,668)                      (16,563)                       (13,239)
                                    ----------                   ------------                     ----------
                                     1,809,872                     1,676,883                      1,514,819
Non-interest-earning assets:
  Cash and due from banks ...........   55,524                        58,443                         63,726
  Premises and equipment ............   37,080                        39,891                         38,307
                                     ----------                   ------------                  -----------
Total assets ....................  $ 1,988,814                   $ 1,857,328                    $ 1,672,932

    (F1)Average balances are computed based on daily balances.
    (F2)Interest income on tax-exempt securities and loans has been increased 47% in this analysis to reflect comparable interest on fully-taxable-equivalent investments.
    (F3)For computational purposes, non-accrual loans are included in loans.


       Average Consolidated Balance Sheets and Net Interest Analysis

 For the years ended December 31
 Fully-taxable equivalent basis
 Dollars in thousands


                                                      1997                           1996                       1995
                                          Average              Average   Average            Average    Average               Average
                                         Balance      Interest   Rate    Balance   Interest   Rate     Balance    Interest    Rate
 Interest                                   (F1)         (F2)              (F1)     (F2)              (F1)       (F2)
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:

  Interest-bearing demand ............  $   39,278     1,397    3.56%  $ 108,325      3,128   2.89%  $ 231,224     6,147       2.66%
  Savings deposits ...................     100,608     2,750    2.73     113,078      3,027   2.68     131,614     3,778       2.87
  Money market accounts ..............     270,303     8,867    3.28     178,566      5,571   3.12      47,288     1,514       3.20
  Certificates of deposit ............     711,106    38,995    5.48     715,344     38,490   5.38     700,707    37,962       5.42
  Brokered certificates of deposit ...     124,236     7,805    6.28      68,042      4,786   7.03      28,562     2,278       7.98
  Individual Retirement Accounts .....      81,629     4,575    5.60      86,097      4,793   5.57      88,547     4,786       5.41
                                        ----------    ------    ----   ---------     ------   ----    --------    ------      -----
Total interest-bearing deposits .....    1,327,160    64,389    4.85   1,269,452     59,795   4.71   1,227,942    56,465       4.60

Federal funds purchased
  and repurchase agreements .........       69,455     3,668    5.28      42,010      1,949   4.64      47,219     2,013       4.26
Other short-term borrowings .........       63,863     3,607    5.65      56,136      3,117   5.55      40,652     2,983       7.34
Long-term debt ......................      143,882     9,536    6.63     125,593      8,205   6.53      46,840     3,137       6.70
                                        ----------    ------           ---------     ------           --------    ------
 Total borrowed funds ...............      277,200    16,811    6.06     223,739     13,271   5.93     134,711     8,133       6.04
                                        ----------    ------           ---------     ------           --------    ------
Total interest-bearing liabilities /
  interest expense ..................    1,604,360    81,200    5.06%  1,493,191     73,066   4.89%  1,362,653    64,598       4.74%


Non-interest-bearing liabilities:
Non-interest-bearing deposits ........     219,302                       213,332                       172,748

Other liabilities ....................      24,654                        21,405                        15,485
                                         ---------                    ----------                     ---------
                                         1,848,316                     1,727,928                     1,550,886
Shareholders' equity .................     140,498                       129,400                       122,046
                                         ---------                    ----------                     ---------

Total liabilities
and shareholders' equity .............  $1,988,814                    $1,857,328                    $1,672,932
Net interest-rate spread (F4) ........                          3.83%                         3.94%                            4.15%
sources and other changes in
balance sheet composition                                       0.63%                         0.58%                            0.52%
Net interest income /
margin on interest-earning assets (F5)            $   81,566    4.46%            $   76,527   4.52%        $      71,295       4.67%


    (F1)Average balances are computed based on daily balances.
    (F2)Interest income on tax-exempt securities and loans has been increased 47% in this analysis to reflect comparable interest on fully-taxable-equivalent investments.
    (F3)For computational purposes, non-accrual loans are included in loans.
    (F4)Net interest-rate spread is the difference between the average rate of interest earned on interest-earning assets and the average rate of interest expensed on interest-bearing liabilities.
    (F5)Net interest margin is net interest income divided by average interest-earning assets.

      Analysis of Year-to-Year Changes in Net Interest Income
          The following table shows changes in interest income and interest expense resulting from changes in volume (average balances) and interest rates for the years ended December 31, 1997 and 1996, as compared to the previous year. The change in interest income and expense due to both rate and volume has been allocated to changes in volume and rate in proportion to the relationship of the absolute dollar amounts of the change in each.


                                               1997 vs. 1996                                  1996 vs. 1995
                                         -------------------------------------------------------------------------
                                                Increase (decrease)                       Increase (decrease)
Fully-taxable equivalent basis         in interest income and expense               in interest income and expense
In thousands                            due to changes in:                             due to changes in:
                                      Rate       Volume     Total                    Rate        Volume    Total
Interest-earning assets:
Securities held to maturity:
U.S. Treasury, federal agencies,
and mortgage-backed securities ....   $  --      $   --      $   --                 $  --      $ (1,686)  $(1,686)
State and municipal obligations ...      --          --          --                    --        (3,622)   (3,622)
Other securities ..................      --          --          --                    --          (355)     (355)
                                       -----      ------      ------              --------       -------    ------
Total securities held to maturity .      --          --          --                    --        (5,663)   (5,663)
Securities available for sale:
U.S. Treasury, federal agencies,
and mortgage-backed securities ....       188      (1,345)     (1,157)               (105)         (292)     (397)
State and municipal obligations ...      (154)       (352)       (506)                (42)        3,620     3,578
Other securities ..................        87         145         232                 (27)        1,259     1,232
                                       ------      ------      ------             --------      -------    ------
Total securities available for sale       121      (1,552)     (1,431)                (174)       4,587     4,413
                                       ------      ------      ------             --------      -------    ------
    Total securities ..............       121      (1,552)     (1,431)                (174)      (1,076)   (1,250)
Federal funds sold ................         4         (55)        (51)                 (13)        (739)     (752)
Interest-bearing deposits
 with banks .......................        (3)         (2)         (5)                   5           (8)       (3)
Mortgage loans held for sale ......        99       2,843       2,942                 (250)       2,544     2,294
Loans, net of unearned income .....      (265)     11,983      11,718               (1,493)      14,904    13,411
                                        ------     ------      ------              --------     -------    ------
Total interest-earning assets .....       (44)     13,217      13,173               (1,925)      15,625    13,700
Interest-bearing liabilities:
Interest-bearing deposits:
Interest-bearing demand ...........       602      (2,333)     (1,731)                 491       (3,510)   (3,019)
Savings deposits ..................        63        (340)       (277)                (243)        (508)     (751)
Money market accounts .............       300       2,996       3,296                  (40)       4,097     4,057
Certificates of deposit ...........       734        (229)        505                 (261)         789       528
Brokered certificates of deposit ..      (560)      3,579       3,019                 (298)       2,806     2,508
Individual Retirement Accounts ....        32        (250)       (218)                 141         (134)        7
                                        ------      ------      ------             --------     -------    ------

Total interest-bearing deposits ...     1,171       3,423       4,594                  (210)      3,540     3,330
  Federal funds purchased
    and repurchase agreements .....       300       1,419       1,719                   169        (233)      (64)
  Other short-term borrowings .....        54         436         490                  (834)        968       134
  Long-term debt ..................       120       1,211       1,331                   (79)      5,147     5,068
                                       ------      ------      ------              --------     -------    ------
    Total borrowed funds ..........       474       3,066       3,540                  (744)      5,882     5,138
                                       ------      ------      ------              --------     -------    ------

Total interest-bearing liabilities      1,645       6,489       8,134                  (954)      9,422     8,468
                                       ------      ------      ------              --------     -------    ------

Increase (decrease) in
net interest income                   $(1,689)    $ 6,728     $ 5,039               $  (971)   $  6,203   $ 5,232


      Provision for Loan Losses
          The provision for loan losses in 1997 was $9.5 million,  or 0.64%
of average loans, a decrease of $4.4 million from the $13.9 million, or 1.03% of average loans, in 1996. In 1995, the company recorded a provision of $5.3 million, or 0.44% of average loans.
          Net loan charge-offs were $5.5 million in 1997, compared with $11.6 million in 1996, and $2.0 million in 1995. In 1996 the company charged off $7.0 million on three non-performing loans which had been placed in non-accrual status during 1995. As a percentage of average loans, net charge-offs were 0.38% in 1997, compared with 0.86% in 1996, and 0.17% in 1995. For the five year period from 1993 through 1997, net charge-offs averaged 0.40%.
          The provision for loan losses and the level of the allowance for loan losses result from management's evaluation of the risk in the loan portfolio. The increased provision in 1997 and 1996 as compared to 1995 reflects overall growth in the loan portfolio as well as a higher level of non-performing loans. Further discussion on loan quality and the allowance for loan losses is included later in this review in the Asset Quality section.

      Non-interest Income
          Non-interest income for 1997 increased 16% over 1996 after increasing 22% from 1995 to 1996. The increases in non-interest income were due to:

                                                         Increase (Decrease) in
                                                          Non-Interest Income
 In thousands                                       1997 vs. 1996  1996 vs. 1995
                                                    -------------  -------------
Service charges on deposit accounts ..................   $   613    $ 1,069
Net gains and losses on sale of securities ...........      (376)      (180)
Increase (decrease) in mortgage banking income due to:
      Recognition of mortgage servicing rights .......      (396)       174
      Gain on sale of mortgage loans held for sale ...     1,083      1,580
      Mortgage servicing fees ........................     1,205      2,965
      Gain on sale of mortgage servicing rights ......       889     (1,687)
Trust service fees ...................................       520        563
Brokerage income .....................................       742        473
Travel agency fees ...................................      (650)       335
Credit life insurance fees ...........................       200        252
Gain on sale of branch offices .......................     1,241       --
All other non-interest income ........................      (350)      (266)
                                                          ------     -------
      Total increase in non-interest income ..........   $ 4,721    $ 5,278

          The increases in non-interest income reflect the company's focus on its expanding mortgage banking, securities brokerage and trust businesses, as well as significant improvements in service charges on deposit accounts. Income from the mortgage banking business includes an $889 thousand pre-tax gain from the sale of $256 million of mortgage servicing during 1997. The sale allowed the company to take advantage of attractive market prices, while reducing exposure to future prepayment risk. Even excluding the sale, growth in the mortgage servicing portfolio resulted in a $1.9 million increase in other mortgage banking income for 1997 as compared with 1996. In 1995, the company sold a $168 million mortgage loan servicing portfolio, resulting in a $1.7 million pre-tax gain.
          Non-interest income for 1997 also reflects a $1.2 million pre-tax gain on the sale of two Tennessee banking offices. The sale of these two offices was part of the company's plan to improve efficiency of its distribution network by reallocating resources toward markets with more growth potential. Partially offsetting these improvements in 1997 was $356 thousand in net security losses taken to reposition the investment portfolio into higher-yielding securities. The decrease in travel agency fees in 1997 as compared with 1996 is the result of the company's exit from the travel business during the fourth quarter of 1996.
          TFMC purchased a $1.0 billion mortgage loan servicing portfolio in 1996 and a $1.2 billion servicing portfolio in 1995, increasing the size of the servicing portfolio from $1.3 billion at the end of 1994 to $3.3 billion at year-end 1997, net of the sales in 1995 and 1997. The significant increase in mortgage servicing fees in 1996 as compared with 1995 was due to this growth in the servicing portfolio.
          Most of the increase in mortgage banking income in 1997, however, was due to fees associated with mortgage loans originated or purchased and then sold in the secondary market. In the fourth quarter of 1995, TFMC acquired
Correspondents Mortgage Company, L.P. of Greensboro, North Carolina, doubling TFMC's wholesale mortgage lending capacity. The Greensboro office accounted for $2.1 million of the $4.7 million increase in mortgage banking income from 1995 to 1996.
          The company accounts for mortgage servicing rights ("MSR's") in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125 requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or through loan originations. As a result of SFAS 125, the company recognized in 1997 $1.0 million in non-interest income, before amortization, compared with $1.4 million in 1996 and $1.2 million in 1995.

      Non-interest Expenses
          Non-interest   expenses  for  1997  decreased  14%  from  1996,  after
increasing 22% from 1995 to 1996. The changes in non-interest expense over these periods were due to:

                                                 Increase (Decrease) in
                                                  Non-Interest Expenses
 In thousands
                                                1997 vs. 1996   1996 vs. 1995
                                                -------------   --------------
1996 second quarter initiatives ..................   $(5,807)   $ 5,807
Incentive-based compensation .....................       439      1,426
All other compensation and employee benefits .....    (1,816)     4,115
Hiring and relocation ............................      (341)      (210)
Occupancy expense ................................       (71)      (105)
Furniture, equipment and communications expense ..       365      1,463
Deposit insurance:
Deposit insurance premiums .......................      (608)    (1,073)
1996 SAIF assessment, net of fourth quarter refund    (2,563)     2,563
Advertising and public relations expense .........        88       (410)
Travel and entertainment .........................      (299)        70
Professional fees ................................      (272)      (594)
Postage, printing and supplies ...................      (532)       482
Foreclosed asset expense .........................       246       (495)
Processing fees ..................................       423        931
All other non-interest expenses ..................      (761)       623
                                                      --------    ------
Total increase (decrease) in non-interest expense   $(11,509)   $14,593

          The decreased expenses in 1997 are a direct result of the cost control efforts in connection with the company's initiative to refocus the company's resources on core financial services, which began in mid-1996. Costs associated with this initiative, which were recognized in the second quarter of 1996, included severance and related payroll taxes and benefits, write-downs of fixed assets to be sold or abandoned, legal and accounting fees associated with discontinuing certain activities and various other costs associated with the disposition of assets. These charges provided for the cost of exiting several initiatives which the company entered in recent years, such as human resources consulting and venture capital. Also included in the charges were expenses associated with closing the Louisville, Kentucky office; mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee; and consolidation of operations in Bowling Green, Kentucky. Severance expense was also recognized related to changes designed to reduce costs in the retail delivery system and in investment management. The company sold its corporate jet, with the cost of its disposition included in second quarter expenses. The classification of these costs in the consolidated statement of income is as follows:

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
                                                                          ======

     As a result of higher revenues and lower operating expenses, the efficiency ratio (a measure of operating expenses per dollar of income) decreased to 61.26% in 1997 (excluding the mortgage servicing and branch sale gains, and net securities losses)--a substantial improvement over the 71.6% efficiency ratio in 1996 (excluding the $5.8 million in costs associated with the refocus initiative).
     Although the company is committed to maintaining strict expense control, increased expenses for furniture, equipment and communications over the past two years reflect another commitment: to invest in new technology, distribution channels and product lines, to provide enhanced customer service and support future growth. To support expanded distribution channels and product lines, the company has incurred higher external data processing costs, primarily for mortgage loan servicing and electronic delivery of financial services. These
costs  have   increased  $0.4  million  and  $0.9  million  in  1997  and  1996, respectively.
     As mentioned previously, the company recorded in the third quarter of 1996 a pre-tax charge of $2.7 million resulting from legislation enacted during 1996 designed to re-capitalize the SAIF (a refund of $122 thousand was received from the SAIF in the fourth quarter of 1996). The $1.1 million decrease in deposit insurance premiums in 1996 and the $0.6 million decrease in 1997 were due to a reduction from $0.23 to $0.04 per $100 of deposits insured through the Federal Deposit Insurance Corporation's Bank Insurance Fund ("BIF"), effective June 1, 1995, and to zero effective January 1, 1996. Insurance premiums on SAIF-insured deposits remained at $0.23 through 1996, but were reduced in 1997 to $0.065 per $100 of SAIF-insured deposits. Approximately 69% of the company's deposits are insured through the BIF. The remaining 31% of the company's deposits are insured through the SAIF.
     Compensation and benefits increased $5.5 million in 1996 (excluding the refocus initiative charges) as compared to 1995, including a $1.4 million increase in performance-based compensation.

Income Taxes
     The company had income tax expense of $12.1 million in 1997, compared with $3.1 million in 1996 and $7.4 million in 1995. These represent effective tax rates of 33.5%, 31.2% and 32.6%, respectively. Further information on the company's income taxes can be found in note 12 to the consolidated financial statements.


Balance Sheet Review
     Assets at year-end 1997 totaled $2.1 billion, compared with $2.0 billion at December 31, 1996. On an average basis, total assets increased $131 million from 1996 to 1997, after increasing $184 million from 1995 to 1996. Average interest-earning assets increased $137 million from 1996 to 1997, and increased $165 million from 1995 to 1996.

Loans
     Total loans, net of unearned income, averaged $1.473 billion in 1997, compared with $1.347 billion in 1996 and $1.190 billion in 1995. At year-end 1997, loans totaled $1.538 billion, compared with $1.451 billion at December 31, 1996, and $1.259 billion at the end of 1995.
     Over the past five years, the company has experienced strong loan growth throughout its markets, with particular strength in middle market commercial and commercial real estate. The following table presents a summary of the loan portfolio by category over that period.

 Loans Outstanding
 December 31
 In thousands

                                          1997           1996           1995           1994           1993
Commercial ......................   $   453,487    $   466,365    $   372,822    $   318,970    $   320,952
Commercial real estate ..........       539,860        470,235        397,741        334,567        234,308
Residential real estate .........       344,008        335,433        336,769        323,541        292,021
Consumer:
   Home equity lines ............        79,716         50,461         20,928         16,064         11,262
   Other consumer ...............       122,835        130,444        132,401        153,754        150,202
                                     -----------   -----------    -----------    -----------    -----------
   Total loans ..................     1,539,906      1,452,938      1,260,661      1,146,896      1,008,745
Less unearned income ............        (2,086)        (1,939)        (2,150)        (3,063)        (3,656)
                                     -----------   -----------    -----------    -----------    -----------
   Loans,  net of unearned income   $ 1,537,820    $ 1,450,999    $ 1,258,511    $ 1,143,833    $ 1,005,089

Loan Concentrations
     Much of the increase in commercial and commercial real estate loans is financing the operations of the company's commercial customers. Commercial real estate loans include financing for industrial parks, residential developments, retail shopping centers, multi-family apartment complexes, industrial buildings, fast food and mid-scale restaurants, hotels and motels. The primary source of repayment cannot be traced to any specific industry group.
     The percentage distribution of the company's loans, by industry, is shown in the following table.

 Loans by Industry
 December 31, 1997
 As a percentage of total loans

Agriculture ...........................................       3.6%
Apartment buildings ...................................       2.4
Construction and land development .....................      10.1
Finance and insurance .................................       3.2
Manufacturing:
   Durable goods ......................................       6.3
   Nondurable goods ...................................       3.6
Mining ................................................       2.4
Services:
   Health .............................................       2.5
   Hotels and  motels .................................       4.3
   Other than health and hotels .......................       5.1
Wholesale trade .......................................       3.1
Retail trade:
   Restaurants ........................................       3.3
   Food stores ........................................       2.1
   Automotive .........................................       1.7
   Other ..............................................       2.2
Other commercial real estate ..........................       7.1
All other commercial loans ............................       1.6
                                                            -----
      Total commercial and commercial real estate loans      64.6
Residential real estate loans .........................      27.4
Consumer loans ........................................       8.0
                                                            -----
      Total loans, net of unearned income .............     100.0%

     Substantially all of the company's loans are to customers located in Kentucky and Tennessee, in the immediate market areas of the banks. However, the company has commercial real estate loans totaling $7.4 million to a Mexican affiliate of a U.S. corporation. The loans represent financing for an essential part of the operations of an established customer located in Kentucky and are guaranteed by the U.S. corporation.
     As of December 31, 1997, the company's 40 largest credit relationships consisted of loans and loan commitments ranging from $5 million to $17 million, one of which was classified as a non-accrual loan (see the Asset Quality discussion below). The aggregate amount of these credit relationships was $420 million. These large credit relationships have been underwritten and structured to minimize the company's exposure to loss. However, a significant deterioration in the financial condition of one or more of these borrowers could result in an increase in the company's loan charge-offs. In addition, the prepayment of one or more of these credits or their refinancing at another financial institution may have a negative impact on the company's future loan growth.
     The following table sets forth the maturity distribution and interest rate sensitivity of commercial and commercial real estate loans as of December 31, 1997. Maturities are based upon contractual terms. The company's policy is to specifically review and approve all loans renewed; loans are not automatically rolled over.

 Loan Maturities and Rate Sensitivity
 December 31, 1997
 In thousands                   One Year  One Through    Over          Total
                                 or Less   Five Years  Five Years       Loans
 By maturity date:
  Commercial .................   $192,995   $119,727   $140,765       $453,487
  Commercial real estate .....    116,199     92,653    331,008        539,860
                                 --------   --------    -------       --------
    Total ....................   $309,194   $212,380   $471,773       $993,347
  Fixed rate loans ...........   $ 54,802   $ 66,046   $ 68,770       $189,618
  Floating rate loans ........    254,392    146,334    403,003        803,729
                                 --------   --------    -------       --------
    Total ....................   $309,194   $212,380   $471,773       $993,347
By next repricing opportunity:
  Commercial .................   $402,970   $ 37,595   $ 12,922       $453,487
  Commercial real estate .....    436,537     47,139     56,184        539,860
                                 --------   --------    -------       --------
    Total ....................   $839,507   $ 84,734   $ 69,106       $993,347
  Fixed rate loans ...........   $ 54,802   $ 66,046   $ 68,770       $189,618
  Floating rate loans ........    784,705     18,688        336        803,729
                                 --------   --------    -------       --------
    Total ....................   $839,507   $ 84,734   $ 69,106       $993,347

Asset Quality
     Non-performing loans, which include non-accrual loans, accruing loans past due over 90 days and restructured loans, totaled $24.5 million at the end of 1997, and $10.6 million at December 31, 1996. The ratio of non-performing loans to year-end loans was 1.59%, compared with 0.73% at year-end 1996 and 1.38% at December 31, 1995.
     The increase in 1997 is primarily attributable to $11.5 million of loans to a coal mining operation. The terms of this loan were modified during the third quarter of 1997 to defer principal payments through the end of the year. Accordingly, the loan was classified as restructured at that time. By December 31, 1997, management concluded that the cash flow from the coal mining operation had not improved sufficiently in order to service the debt under the restructured agreement; therefore, it was reclassified as a non-accrual loan. The company is closely monitoring its $33.5 million exposure to the coal industry consisting of the non-accrual loan mentioned above as well as an additional 112 relationships, with the next largest single credit exposure totaling $3.8 million. This $3.8 million credit was subsequently paid off in 1998; the company's next largest coal credit totals $2.7 million. The increase in non-performing loans in 1995 was primarily due to placing one commercial loan in non-accrual status during the fourth quarter of that year.
     Non-performing assets, which include non-performing loans, foreclosed real estate and other foreclosed property, totaled $25.5 million at year-end 1997, and the ratio of total non-performing assets to total assets increased to 1.21% at year-end 1997, from 0.62% at December 31, 1996, due primarily to the increase in non-performing loans.
     The following table presents information concerning non-performing assets, including non-accrual and restructured loans:

 Non-performing Assets
 December 31
 Dollars in thousands

                                                      1997        1996      1995        1994      1993
 Non-accrual loans                                  $21,803    $ 4,717    $12,708    $ 4,375    $ 5,926
Accruing loans which are contractually
  past due 90 days or more ......................     1,991      5,863      4,617      3,514      2,377
Restructured loans ..............................       687          4         14         30      1,591
                                                    -------    -------    -------    -------    -------
  Total non-performing and restructured loans ...    24,481     10,584     17,339      7,919      9,894
Foreclosed real estate ..........................       845      1,608      4,329      4,998      5,869
Other foreclosed property .......................       217        184        677        199        113
                                                    -------    -------    -------    -------    -------
    and foreclosed property .....................   $25,543    $12,376    $22,345    $13,116    $15,876

Non-performing and restructured loans
  as a percentage of loans net of unearned income      1.59%      0.73%      1.38%      0.69%      0.98%
Non-performing and restructured loans and other
  real estate as a percentage of total assets ...      1.21%      0.62%      1.24%      0.81%      0.99%

     Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to a deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
     Six commercial credit relationships account for $17.3 million, or 79%, of the company's non-accrual loans at December 31, 1997, and 71% of total non-performing and restructured loans. The largest of these credits is the $11.5 million loan to the coal mining company mentioned above. The other five credits consist of $1.8 million to a grocery chain, $1.3 million to a tobacco processing company, $1.2 million to a trucking company, $0.8 million to a commercial real estate developer and $0.7 million to a plastic injection-mold company. Of the $3.5 million allowance for loan losses established in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan, these six credits account for $3.0 million. The remaining non-accrual balance consists of various commercial and consumer loans, with no single loan exceeding $500,000.
     The significant increases in 1996 and 1995 in accruing loans past due 90 days or more were principally related to residential real estate loans. Personal bankruptcies, particularly Chapter 13 filings, have been rising in Kentucky and Tennessee over the past three years. This form of bankruptcy forestalls foreclosure on a wage earner's residence as long as monthly payments are resumed and a small additional payment is made to the lender to be applied to the delinquent mortgage payments. Such a payment plan may stretch out to several years the period required to bring payments current. Although these loans may be well secured and in the process of collection, most were reported as more than 90 days past due and accruing interest prior to 1997. During 1997, approximately $700 thousand of these past-due residential real estate loans were reclassified to restructured from 90 days past due and accruing; approximately $1 million of residential real estate loans were reclassified during 1997 from 90 days past due to non-accrual.
     Foreclosed real estate at December 31, 1997, consists of several properties, with no single property exceeding $225,000.
     As of December 31, 1997, the company had $4.1 million of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance for loan losses represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. The adequacy of the allowance is determined on an ongoing basis through analysis of the overall size and quality of the loan portfolio, historical loan loss experience, loan delinquency trends, and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. The potential loss situations are identified by account officers' evaluations of their own portfolios, as well as by an independent loan review function.
     The allowance for loan losses is established through a provision for loan losses charged to expense. At December 31, 1997, the allowance was $22.0 million, compared with $18.1 million at December 31, 1996, and $15.8 million at December 31, 1995. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at December 31, 1997, was 1.43%, compared with 1.25% at December 31, 1996, and 1.25% at December 31, 1995. The increase from December 31, 1995 reflects in part management's review of the growth in the loan portfolio, the continuing concentrations of credit among the company's largest credit relationships, and anticipated general economic conditions in the company's markets.
     Following is a summary of the changes in the allowance for loan losses for each of the past five years.

 Summary of Loan Loss Experience
 For the years ended December 31
 Dollars in thousands

                                                      1997         1996           1995          1994         1993
Balance at beginning of year .................   $   18,065    $   15,779    $   12,529    $   12,505    $    9,596
Provision for loan losses ....................        9,500        13,914         5,260         2,212         2,794
Balance of allowance for loan losses
  of acquired subsidiaries at acquisition date         --            --            --            --           2,433
Amounts charged off:
  Commercial and commercial real estate ......        4,208        10,012           993         1,873         2,195
  Residential real estate ....................          470           372           106            80           315
  Consumer ...................................        1,709         2,083         1,426           838           936
                                                 ----------    ----------    ----------    ----------    ----------
  Total loans charged off ....................        6,387        12,467         2,525         2,791         3,446
Recoveries of amounts previously charged off:
  Commercial and commercial real estate ......          351           390           228           232           615
  Residential real estate ....................           44            38             8            41           115
  Consumer ...................................          444           411           279           330           398
                                                  ----------    ----------    ----------    ----------    ----------
  Total recoveries ...........................          839           839           515           603         1,128
                                                  ----------    ----------    ----------    ----------    ----------
  Net charge-offs ............................        5,548        11,628         2,010         2,188         2,318
                                                  ----------    ----------    ----------    ----------    ----------
Balance at end of year .......................   $   22,017    $   18,065    $   15,779    $   12,529    $   12,505

Total loans, net of unearned income:
  Average ....................................   $1,473,103    $1,346,754    $1,190,101    $1,073,580    $  898,834
  At December 31 .............................    1,537,819     1,450,999     1,258,511     1,143,833     1,006,796
As a percentage of average loans:
  Net charge-offs ............................         0.38%         0.86%         0.17%         0.20%         0.26%
  Provision for loan losses ..................         0.64          1.03          0.44          0.21          0.31
Allowance as a percentage of year-end loans ..         1.43          1.25          1.25          1.10          1.24
Allowance as a percentage of non-performing
  and restructured loans .....................           90%          171%           91%          158%          126%

     The allowance as a percentage of non-performing loans was 90% at December 31, 1997, as compared to 171% at year-end 1996, and 91% at December 31, 1995. The fluctuations in the allowance as a percentage of non-performing loans from December 31, 1994 to December 31, 1996 are in part the result of the company's placement of one significant loan into non-performing loans at year-end 1995, thus reducing the ratio of the allowance to non-performing loans. That borrower's financial condition, along with the financial condition of two other significant credits, deteriorated in the second quarter of 1996, resulting in partial charge-offs totaling $7.0 million of these loans in 1996. As a result of net loan charge-offs of $11.6 million and a provision for loan losses of $13.9 million during 1996, the ratio of the allowance for loan losses to non-performing loans increased to 171% at December 31, 1996. The decrease in the ratio at December 31, 1997, is the result of the previously-mentioned $11.5 million coal mining loan, which was classified as non-performing at year-end 1997.
     Management believes that the allowance for loan losses at December 31, 1997, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the banks, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods. Further discussion on the allowance for loan losses is included later in this review in the Year 2000 Risks section.
     The tables below present an allocation of the allowance for loan losses by category of loan and a percentage distribution of the allowance allocation. In making the allocation, consideration was given to such factors as management's evaluation of risk in each category, current economic conditions and charge-off experience. An allocation of the allowance for loan losses is an estimate of the portion of the allowance which will be used to cover future charge-offs in each loan category, but it does not preclude any portion of the allowance allocated to one type of loan from being used to absorb losses of another loan type.

 Allocation of Allowance for Loan Losses

 December 31
 In thousands              1997       1996      1995     1994       1993
Commercial ............   $12,909   $ 9,080   $ 9,133   $ 7,529   $ 6,870
Commercial real estate      5,631     5,375     4,089     1,883     1,718
Residential real estate     1,053     1,010       640       977     1,358
Consumer ..............     2,424     2,600     1,917     2,140     2,559
                          -------   -------   -------   -------   -------
   Total ..............   $22,017   $18,065   $15,779   $12,529   $12,505


 Allocation of Year-end Allowance for Loan Losses and Percentage of Each Type of Loan to Total Loans


 December 31                   1997               1996                1995            1994                 1993
                        Allowance   Loans  Allowance   Loans  Allowance    Loans   Allowance   Loans    Allowance   Loans
Commercial ............     58.6%  29.5%   50.2%      32.0%     57.9%     29.5%     60.1%     27.8%      54.9%     31.7%
Commercial real estate      25.6   35.0    29.8       32.4      25.9      31.6      15.0      29.2       13.7      23.2
Residential real estate      4.8   27.4     5.6       26.6       4.1      28.4       7.8      29.6       10.9      30.2
Consumer ..............     11.0    8.1    14.4        9.0      12.1      10.5      17.1      13.4       20.5      14.9
                          ------   ----    ----       ----      ----      ----      ----      ----       ----      ----
   Total ..............    100.0% 100.0%  100.0%     100.0%    100.0%    100.0%    100.0%    100.0%     100.0%    100.0%


Securities, Federal Funds Sold and Resale Agreements
     Securities, including those classified as held to maturity and available for sale, averaged $265 million in 1997, compared with $292 million in 1996 and $305 million in 1995. The decline in the securities portfolio throughout this period was substantially the result of maturities, prepayments and calls. Funds provided by the reduction in securities were utilized to fund growth in the loan portfolio.
     The tables below present the carrying value of securities for each of the past three years and the maturities and yield characteristics of securities as of December 31, 1997.

 Carrying Value of Securities Available for Sale
 December 31
 In thousands
                                        1997       1996        1995
U.S. Treasury and federal agencies $139,029 $128,296 $142,199 Collateralized mortgage obligations
 and mortgage-backed securities ...     53,375     67,626     81,900
State and municipal obligations ...     47,881     51,311     55,552
Other securities ..................     37,813     37,922     18,571
                                      --------   --------   --------
Total securities available for sale   $278,098   $285,155   $298,222


 Maturity Distribution of Securities Available for Sale

 December 31, 1997
 Dollars in thousands

                                                    Over        Over
                                                    One Year   Five Years   Over
                                        One Year    Through     Through      Ten      Equity       Total         Market
                                         or Less   Five Years  Ten Years   Years    Securities    Maturities      Value
U.S. Treasury and federal agencies ...   $100,176   $13,031     $25,633    $  --     $  --        $138,840     $139,029
Collateralized mortgage obligations
   and mortgage-backed securities:(F1)     25,634    20,208       1,422      5,906      --          53,170       53,375
State and municipal obligations ......      3,683    15,351      17,584      9,884      --          46,502       47,881
Other securities .....................      9,677     2,296         425       --      25,644        38,042       37,813
                                         --------  --------    --------    -------   -------       -------     --------
   Total securities available for sale   $139,170   $50,886     $45,064    $15,790   $25,644      $276,554     $278,098

Percent of total .....................     50.33%    18.40%      16.29%      5.71%     9.27%       100.00%
Weighted average yield(F2) ............     5.54%     5.52%       5.94%      5.63%     7.10%         5.75%

(F1) Collateralized mortgage obligations and mortgage-backed securities are grouped into average lives based on December 1997 prepayment projections.
(F2)  The weighted average yields are based on amortized cost.


Mortgage Servicing Rights
     As mentioned previously, rights to service mortgage loans for others ("MSR's") are recognized as assets, whether those assets were acquired in purchase transactions or through loan originations. MSR's totaled $46.9 million at December 31, 1997, compared with $41.6 million at December 31, 1996, and $28.3 million at year-end 1995.
     During 1996 and 1995, the company purchased servicing portfolios with mortgage loan principal balances of $1.0 billion and $1.2 billion, respectively, recognizing MSR's of $12.5 million and $21.1 million, respectively, on these purchased portfolios. During 1997 and 1996, the company recognized MSR's of $14.3 million and $4.9 million, respectively, related to wholesale mortgage loan originations.
     The carrying value of MSR's and the related amortization are evaluated quarterly in relation to their fair values. The company evaluates the carrying value of the MSR's by estimating the present value of the future net servicing income, based on management's best estimate of remaining loan lives. Prepayments of mortgage loans, which can have a considerable impact on the value of the MSR portfolio, result from a variety of factors, of which the most significant is a declining mortgage loan interest rate environment that encourages individuals to refinance existing mortgage loans at a lower rate.
     For valuation purposes, serviced loans are stratified into four interest rate tranches (less than 7%, 7% to 7.99%, 8% to 8.99%, and greater than 9%) and two loan types (conventional and Government-insured). Management believes that these interest rate tranches represent meaningful aggregations of loans that would react similarly to interest rate changes. The two loan types take into account the difference in servicing fees and prepayment rates on these two types of loans: Government-insured loans typically command higher servicing fees and historically have lower prepayment rates than conventional mortgage loans. Impairment and subsequent adjustments in each stratum, if any, are recognized by a valuation allowance and a charge against servicing income.
     As of December 31, 1997, approximately 40% of the MSR recognized on the balance sheet was related to loans which have contractual interest rates from 7% to 7.99%, with a weighted average rate of 7.47%. Approximately 61% of the MSR asset for this tranche is related to conventional loans and 39% to Government-insured loans. Loans with contractual rates from 8% to 8.99%, with a weighted average rate of 8.31%, account for another 44% of the MSR balance. Approximately 46% of the MSR for this tranche is related to conventional loans and 54% to Government-insured loans. Loans with contractual rates of 9% and above account for 11% of the MSR asset; the remaining 5% of the MSR asset is related to loans with rates less than 7%.
     To mitigate its prepayment risk in a declining interest rate environment, the company purchased two interest rate "floor" contracts that provide for the company to receive interest on the notional amount of the contract to the extent that the interest rate on the ten-year constant maturity U.S. Treasury Note ("CMT") falls below the contract rate. The first contract, purchased in 1996, has a notional amount of $75 million and a contract rate of 5.50%. The cost of this contract was $548,000 and its fair value at December 31, 1997 was $689,000. The second contract, purchased in 1997, has a notional amount of $100 million and a contract rate of 5.25%. The cost of this contract was $455,000 and the fair value at December 31, 1997 was $790,000. Interest rate floors typically increase in value in a declining long-term interest rate environment, and decrease in value as rates rise. The company's two floors are hedging specific interest rate tranches of the MSR asset. Management believes that the increase in market value of these two floor contracts which would result from a 50 basis-point drop in the interest rate on ten-year CMT's would partially offset the impairment in the MSR likely to occur with such a decline in interest rates. The cost of these contracts, which is included with the MSR asset on the consolidated balance sheet, is being amortized against mortgage servicing income on a straight-line basis over the five-year lives of the contracts.
     During 1997, the company sold $4.1 million of MSR's associated with approximately $256 million of conventional mortgage loans in order to reduce potential impairment while taking advantage of relatively high market prices for servicing. The company recognized a pre-tax gain on sale (net of related selling expenses) of $889,000.
     As of December 31, 1997, mortgage rates had fallen to the lowest level in the past three years and many industry reports indicated that a new surge in mortgage refinancings is likely. Should interest rates decline more than 50 basis points from year-end 1997 levels, the MSR carrying value would likely become impaired in future periods. To address this potential impairment, management has taken additional actions subsequent to December 31, 1997, to limit the company's exposure, including additional sales of MSR's.

Deposits
     Total deposits averaged $1.5 billion in 1997, a $64 million, or 4%, increase over 1996. Average deposits for 1996 were $1.5 billion, a 6% increase over 1995. Approximately 88% of the increase in average deposits was due to brokered certificates of deposit--$50 million issued during the fourth quarter of 1996, $25 million in the second quarter of 1997 and $15 million in the fourth quarter of 1997--in order to fund loan growth.
     During 1996 the company implemented a program that sweeps excess funds from targeted interest-bearing demand accounts into money market accounts. This program has significantly reduced the Federal Reserve Bank reserve requirements for the banks.
     Time deposits of $100,000 or more totaled $349.5 million at December 31, 1997, compared with $336.1 million at December 31, 1996. Interest expense on time deposits of $100,000 or more was $19.4 million in 1997, $16.5 million in 1996, and $11.8 million in 1995. The following table shows the maturities of time deposits of $100,000 or more, including brokered certificates of deposit, as of December 31, 1997.

 Maturity of Time Deposits of $100,000 or More
 December 31, 1997 - In thousands

 Three months or less                                                  $ 75,187
 Over three through six months                                           60,754
 Over six through twelve months                                          46,364
 Over one year through two years                                         27,413
 Over two years through five years                                       99,043
 Over five years                                                         40,709
                                                                        -------
    Total                                                              $349,470

     Brokered certificates of deposit, which are included in the above maturity schedule, mature as follows:

 Maturity of Brokered Certificates of Deposit
 December 31, 1997 - In thousands

 Three months or less                                                   $     -
 Over three through six months                                           19,960
 Over six through twelve months                                               -
 Over one year through two years                                         84,910
 Over two years through five years                                       39,990
 Over five years                                                              -
                                                                         -------
    Total                                                               $144,860

     Other information regarding time deposits is contained in note 19 to the consolidated financial statements.

Liquidity, Short-term Borrowings and Capital Resources Information regarding short-term borrowings is presented below.

 Short-term Borrowings
 Dollars in thousands
                                           1997        1996        1995
 Federal funds purchased
 and repurchase agreements:
  Balance at year end .................   $109,348   $ 71,879   $ 75,594
  Weighted average rate at year end ...     5.95 %     6.26 %     4.83 %
  Average balance during the year .....     69,455     42,010     47,219
  Weighted average rate during the year     5.28 %     4.64 %     4.26 %
  Maximum month-end balance ...........    119,588     89,640     82,607
Other short-term borrowings:
  Balance at year end .................     70,000     55,000     45,014
  Weighted average rate at year end ...     5.74 %     5.42 %     6.67 %
  Average balance during the year .....     63,863     56,136     40,652
  Weighted average rate during the year     5.65 %     5.55 %     7.34 %
  Maximum month-end balance ...........    105,000     70,005     61,831
Total short-term borrowings:
  Balance at year end .................    179,348    126,879    120,608
  Weighted average rate at year end ...     5.86 %     5.90 %     5.52 %
  Average balance during the year .....    133,318     98,146     87,871
  Weighted average rate during the year     5.46 %     5.16 %     5.69 %
  Maximum month-end balance ...........    199,588    159,645    120,608

     Substantially all federal funds purchased and repurchase agreements mature in one business day. Due to an unusually high demand in the market for overnight funds on December 31, 1997 and 1996, the rates the company paid for federal funds, excluding repurchase agreements, on these dates were also unusually high (6.73% and 7.12% respectively). The weighted average rates on the company's federal funds purchased on the preceding business day were 5.90% and 5.61%, respectively. On the first business day after year-end the weighted average rates were 5.93% and 5.61%, respectively. Other short-term borrowings principally represent Federal Home Loan Bank ("FHLB") advances to TFB-KY (with varying maturity dates), which are funding residential mortgage and commercial loans.
     Long-term debt averaged $143.9 million in 1997, compared with $125.6 million in 1996 and $46.8 million in 1995. The increase in 1996 is due to the issuance by TFB-KY in the fourth quarter of 1995 of $20 million of two-year notes and $30 million of three-year notes under a $250 million senior bank note program; in the second quarter of 1996 another $25 million of four-year bank notes were issued. These notes were issued to support growth in the loan portfolio. Notes issued to date bear interest at fixed rates of 6.32%, 6.48% and 7.13%, respectively. The notes issued in 1995 have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Interest rate swaps are discussed more fully in the Asset/Liability Management and Market Risks section which follows and in note 14 to the consolidated financial statements.
     TFB-KY borrowed on a long-term basis $30 million from the FHLB in the first quarter of 1996 to fund residential mortgage and commercial loans. In addition, TFB-TN borrowed $65 million on a long-term basis in the fourth quarter of 1997 to fund residential mortgage and commercial loans. Long-term debt also includes financing from an unaffiliated commercial bank for the company's leveraged ESOP. Total ESOP debt was $1.8 million at December 31, 1997, and $2.5 million at December 31, 1996.
     The company has a $3 million unsecured operating line of credit with an unaffiliated commercial bank that is used from time to time to supplement the company's cash requirements. The line was not in use at December 31, 1997 or 1996. Also, under the book-entry senior bank note program, TFB-KY may issue up to an additional $175 million of bank notes from time to time in maturities from 30 days to 30 years.
     See note 9 to the consolidated financial statements for a further description of the terms of these borrowings.
     The company's capital ratios at December 31, 1997 and 1996 (calculated in accordance with regulatory guidelines) were as follows:


December 31                                        1997                  1996

Tier I risk-based capital ratio                     8.48%                 7.68%
   Regulatory minimum                               4.00                  4.00
   "Well-capitalized" minimum                       6.00                  6.00
Total risk-based capital ratio                     11.71                 10.87
   Regulatory minimum                               8.00                  8.00
   "Well-capitalized" minimum                      10.00                 10.00
Tier I leverage ratio                               6.81                  6.36
   Regulatory minimum                               3.00                  3.00
   "Well-capitalized" minimum                       5.00                  5.00

     Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at December 31, 1997. The increase in these capital ratios in 1997 is due to the company's increased earnings. Notwithstanding the decline in net income in 1996, primarily due to the loss incurred in the second quarter of that year, the Board of Directors chose to maintain the quarterly dividend for that year at $0.16. As a result, the company paid dividends slightly in excess of earnings for 1996. For 1997, the quarterly dividend was increased to $0.17 and, combined with the improvement in net income in 1997, this resulted in the company paying 32% of its net income to shareholders as dividends. Although there can be no assurance, management expects the company will pay dividends in 1998 of approximately 30% to 40% of net income.
     To maintain a desired level of liquidity, the company has several sources of funds available. The company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in its investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments. At December 31, 1997, the retained earnings of the banks totaled $86.3 million, of which $23.4 million was available for the payment of dividends to the parent company.

Asset/Liability Management and Market Risks
     Managing interest rate risk is fundamental to the financial services industry. The company's policies are designed to manage the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity while optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements.
     The company uses an earnings simulation model to monitor and evaluate the impact of changing interest rates on earnings. The simulation model used by the company is designed to reflect the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments, combining the various factors affecting rate sensitivity into a two-year earnings outlook. Among the factors the model utilizes are 1) rate-of-change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate barrier effects, such as caps or floors on loans; 4) changes in balance sheet levels; 5) floating-rate financial instruments that may be tied or related to prime, Treasury Notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and
7) the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans.
     The model is updated bi-monthly (or more frequently, if necessary) for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic view of net interest income is derived once probabilities have been assigned to those key rates. By forecasting a most likely rate environment, the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. Several rate index and yield curve assumptions are used in the model. As an example, the company's most likely rate environment as of December 31, 1997, assumed the 3-month Treasury rate at 5.21%, rising to 5.25% by June 31, 1998, then falling back to 5.02% in December of 1998.
     A second interest rate sensitivity tool utilized by the company is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer-term view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are measured based on numerous interest rate path valuations using statistical rate simulation techniques.
     As of December 31, 1997, management believes the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.
     Derivative financial instruments can be a cost- and capital-efficient method of modifying the repricing or maturity characteristics of on-balance-sheet assets and liabilities--a necessary component of the company's strategy for managing its overall interest rate risk. Off-balance-sheet derivative transactions used for interest rate sensitivity management could include interest rate swaps, forwards, floors, futures and options with indices that directly relate to the pricing of specific assets and liabilities of the company.
     Off-balance-sheet derivatives do not expose the company to credit risk equal to the notional amount, although the company is exposed to credit risk equal to the aggregate of the positive fair values of the swaps, plus any accrued interest receivable due from all counterparties. Fair values are determined by discounting to present value the future cash flows which would result from the difference between current market rates and the actual swap rates.
     To assist in achieving a desired level of interest rate sensitivity, the company has entered into off-balance-sheet interest rate swap transactions which partially neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate. In a higher interest-rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from interest rate swap transactions. Conversely, if interest rates decline, the swaps will mitigate the company's exposure to reduced net interest income. Interest rate swap transactions are described more fully in note 14 to the consolidated financial statements.
     To mitigate its prepayment risk related to MSR's, the company purchased in 1997 and 1996 two interest rate "floor" contracts that provide for the company to receive interest on the notional amount of the contract to the extent that the interest rate on the ten-year CMT's falls below the contract rate. The cost of these contracts is included in with the MSR asset in the consolidated balance sheet. Fair values can be expected to vary inversely with market expectations for intermediate-term interest rates. See also the Mortgage Servicing Rights section of this discussion regarding the use of interest rate floor contracts to hedge against the potential impairment of the MSR asset resulting from a significant decline in mortgage interest rates.
     The company minimizes the credit risk in all off-balance-sheet derivative instruments by dealing only with high quality counterparties (i.e., those which have credit ratings of investment grade or better from one of the major rating agencies) and each transaction is specifically approved for applicable credit exposure. Further, the company's policy is to require all transactions be governed by an International Swap Dealers Association Master Agreement and be subject to bilateral collateral arrangements.
     The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity. Management believes there is minimal risk that the derivatives used for rate sensitivity management will have any significant unintended effect on the company's financial condition or results of operations.
     The following illustrates the effects of an immediate 100- or 200-basis-point shift in market interest rates on 1) fair values of assets and liabilities as compared to December 31, 1997 fair values, and 2) net interest income for one year as compared to the most likely rate assumptions used in the company's model:

 Market Risk Analysis


                                                                     Increase (Decrease) in Fair Value
                                                                    Decrease in Rates        Increase in Rates

                                          Carrying       Fair        200           100         100       200
 December 31, 1997 - In thousands           Value        Value       b.p.          b.p.        b.p.      b.p.
 Market Risk-Sensitive Assets
Securities available for sale .........  $  278,098   $  278,098   $ 12,900    $  6,240    $ (5,863)  $(11,378)
Mortgage loans held for sale ..........     118,485      118,707        194          97         (96)      (192)
Loans, net ............................   1,515,803    1,580,122     36,453      18,690     (17,710)   (32,803)
Mortgage servicing rights and "floors"       46,870       52,747    (11,531)     (8,348)      4,023      5,586
Interest rate swaps ...................        --            246      6,582       3,316      (3,389)    (6,673)
                                         ----------   ----------   --------    --------    ---------   --------
Total market risk-sensitive assets ....  $1,959,256   $2,029,920   $ 44,598    $ 19,995    $(23,035)  $(45,460)
% change in fair value of assets ......                                2.20%        .99%     -1.13%     -2.24%
Market Risk-Sensitive Liabilities
Transaction deposit accounts ..........  $  549,355   $  548,539   $   (630)   $   (313)   $    313   $    624
Savings accounts ......................      95,571       87,621     (3,049)     (1,234)      1,204      2,464
Certificates of deposit ...............     928,912      954,309    (15,262)     (7,535)      7,237     14,457
Short-term borrowings .................     179,348      179,521       (348)       (173)        172        343
Long-term debt ........................     185,293      190,875     (6,709)     (3,307)      3,213      6,320
                                         ----------   ----------   --------    --------    ---------   --------
Total market risk-sensitive liabilities  $1,938,479   $1,960,865   $(25,998)   $(12,562)   $ 12,139   $ 24,208
% change in fair value of liabilities .                              -1.33%      -0.64%        0.62%      1.23%

Market Risk Analysis



                                        Most             Increase (Decrease)
                                       Likely          in Interest Income and Expense
                                       Rate        Decrease in Rates     Increase in Rates
                                       Scenario
                                                     200       100         100        200
 Dollars in thousands                                b.p.      b.p.         b.p.      b.p.
 Projected Interest Income
Securities available for sale .......  $ 16,017  $ (1,467)  $   (733)   $    734    $  1,468
Mortgage loans held for sale ........    10,936    (2,575)    (1,288)      1,288       2,577
Loans, net ..........................   146,298   (21,377)   (10,689)     10,687      21,367
Interest rate swaps .................     1,269     5,614      2,807      (2,806)     (5,613)
                                       ---------  --------   --------    --------    --------
Total interest income ...............  $174,520  $(19,805)  $ (9,903)   $  9,903    $ 19,799
% change in interest income .........             -11.35%     -5.67%        5.67%      11.34%
Projected Interest Expense
NOW and money market deposit accounts  $ 10,570  $ (2,397)  $ (1,135)   $    363    $    661
Savings accounts ....................     2,264      (723)      (496)        368         655
Certificates of deposit .............    52,385    (9,154)    (4,577)      4,578       9,155
Short-term borrowings ...............    12,373    (4,372)    (2,176)      2,140       4,255
Long-term debt ......................    11,902      (588)      (294)        294         588
                                       ---------  --------   --------    --------    --------
Total interest expense ..............  $ 89,494  $(17,234)  $ (8,678)   $  7,743    $ 15,314
                                       ---------  --------   --------    --------    --------
% change in interest expense ........             -19.26%     -9.70%        8.65%      17.11%

Net interest income .................  $ 85,026  $ (2,571)  $ (1,225)   $  2,160    $  4,485
% change in net interest income .....              -3.02%     -1.44%       2.54%        5.27%

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

Quarterly Results
     Following is a summary of quarterly operating results for 1997 and 1996:

 Quarterly Results of Operations

 In thousands, except per share data

                                                   1997                                       1996


                                      4th Qtr.  3rd Qtr.  2nd Qtr.  1st Qtr.   4th Qtr.   3rd Qtr.   2nd Qtr.   1st Qtr.
Interest income ...................   $42,364   $40,884   $39,504   $38,659   $ 38,995    $37,896   $ 36,215    $34,829
Interest expense ..................    21,510    20,541    19,790    19,359     19,215     18,626     17,940     17,285
                                       ------    ------    ------    ------     ------     ------     ------     ------
Net interest income ...............    20,854    20,343    19,714    19,300     19,780     19,270     18,275     17,544
Provision for loan losses .........     2,000     2,650     2,900     1,950      2,651      1,621      8,421      1,221
                                       ------    ------    ------    ------     ------     ------     ------     ------
Net interest income after provision    18,854    17,693    16,814    17,350     17,129     17,649      9,854     16,323
Non-interest income ...............     8,286     9,030     9,175     7,919      7,756      7,394      7,304      7,235
Non-interest expenses .............    17,471    17,467    17,156    17,039     17,286     20,472     24,765     18,119
                                       ------    ------    ------    ------     ------     ------     ------     ------
Income before income taxes.........     9,669     9,256     8,833     8,230      7,599      4,571     (7,607)     5,439
Income tax expense ................     3,289     3,113     2,971     2,682      2,284      1,557     (2,424)     1,703
                                       ------    ------    ------    ------     ------     ------     ------     ------
Net income (loss) .................   $ 6,380   $ 6,143 $   5,862   $ 5,548     $5,315    $ 3,014   $ (5,183)   $ 3,736

Basic earnings (loss) per share ...   $  0.56   $  0.54   $  0.51   $  0.49   $   0.47    $  0.27   $  (0.46)   $  0.33
Diluted earnings (loss) per share .      0.54      0.52      0.50      0.48       0.46       0.26      (0.46)      0.33

     Non-interest income in the second quarter of 1997 included a $1.2 million pre-tax gain on the sales of two Tennessee offices. For the third quarter of 1997, non-interest income includes a $889 thousand pre-tax gain from the sale of a portion of the mortgage servicing portfolio and a $489 pre-tax loss on the sale of a portion of the securities portfolio.
     Significant factors affecting the comparability of quarterly results for 1996 include the second quarter pretax charge of $5.8 million related to the commitment to refocus on core financial services, reduce operating expenses and exit from less-profitable initiatives, and a $7.2 million increase in the quarterly loan loss provision in the second quarter as compared to the first quarter. These second quarter charges resulted in a net loss for the first half of 1996. The $8.4 million loan loss provision in the second quarter of 1996 was due to several factors:
     1) The charge-off of $7.0 million on three problem loans. Prior to the second quarter of 1996, management expected two of these three borrowers to be sold as going concerns and the loans to be repaid from the sales proceeds. As a result, the company had previously allocated $4.2 million in the allowance for loan losses for these three loans. Due to the rapid deterioration in the financial condition of those borrowers in the second quarter of 1996 and the resulting loss of interest by several potential buyers, sale prospects became unlikely. As the possibility of sales as going concerns grew less likely, management concluded that the collateral securing the loans would likely have to be liquidated, resulting in larger than anticipated losses on the loans. 2) Recent adverse loss trends for consumer loans resulting from unprecedented levels of bankruptcies, particularly personal bankruptcies in Kentucky and Tennessee. 3) Three additional loans over $1 million (totaling $6.6 million) for which information became known to the company during the quarter which caused management to have serious doubts as to the ability of the borrowers to comply with the loan repayment terms, but which were not included in non-performing loans at June 30, 1996. 4) Continued strong growth in the loan portfolio, particularly in large commercial relationships (over $5 million).
Deposit insurance expense for the third quarter of 1996 was impacted by the $2.7 million (pretax) SAIF assessment. Due to a decline in deposit insurance premiums following the re-capitalization of the SAIF, the company received in the fourth quarter of 1996 a $122 thousand refund of deposit insurance premiums.

Year 2000 Risks
     The company is exposed to potential future losses, including litigation, due to business interruption or errors, which could result if any of its computer systems are not modified to ensure that dates beginning in January, 2000 are not misinterpreted by the system as January, 1900. This eventuality is commonly referred to as the Year 2000 Problem ("Y2K"). A number of computer systems which are affected by Y2K are utilized by the company to operate its day-to-day business. Most of these systems use software developed by and licensed from third party software vendors. Some of these software applications have been customized by the company, while others have been developed internally.
     Management has established a task force to identify all instances where the company is not currently Y2K compliant, and to take actions designed to bring those systems into compliance before the end of 1999. The assessment phase of this project has been completed, whereby the company has identified systems that need modification, and the correction phase of the project has begun. The correction phase is expected to be completed by the end of 1998, with all of 1999 dedicated to the testing phase. Total cost to the company of the correction and testing phases is projected to be approximately $500 thousand.
     The company is actively managing all of its third party software vendors to obtain software corrections and warranty commitments. Management believes that those software vendors which have been identified by the task force as essential to the company's operations are currently on schedule to meet the company's Y2K timetable. The company is acting upon the belief and understanding that all federal agencies are actively managing the Y2K problems which are inherent in the global banking and payments systems.
     The company's credit customers are also subject to potential losses as a result of Y2K exposure in their own computer systems as well as the computer systems of their suppliers and customers. The company is working with those customers that the company believes may be significantly affected to assess each customer's Y2K exposure and the extent to which the customer has addressed the problem. Any exposure which, in the opinion of management, is not adequately addressed will be taken into account in assessing the loss potential, if any, associated with that credit relationship.




















This discussion contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although
the company believes  that  the  assumptions   underlying  the  forward-looking
statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate. Factors that could cause actual results to differ from the results discussed in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate); competition for the company's customers from other providers of financial and mortgage services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of the company's customers; material unforeseen complications related to addressing the Year 2000 Problem experienced by the company, its suppliers, customers and governmental agencies; and other risks detailed in the company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond
the control of the company.   The  company   undertakes   no   obligation   to
republish   revised forward-looking  statements to reflect  events or
circumstances after the date hereof or to reflect the occurrence of unanticipated events.



 Consolidated Statistical Information (F1)(F2)
 For the years ended December 31
 Dollars in thousands, except per share data
                                                                                                                         5-Year
                                                                                                                         Compound
                                                     1997        1996           1995          1994          1993        Growth Rate

Interest income ...........................   $   161,411    $  147,935    $  134,228    $  113,982    $  102,819            11.1%
Interest expense ..........................        81,200        73,066        64,599        47,375        44,250            11.7
                                                  -------       -------       -------       -------       --------           ----
Net interest income .......................        80,211        74,869        69,629        66,607        58,569            10.5
Provision for loan losses .................         9,500        13,914         5,260         2,212         2,794            29.4
                                                   -------       -------       -------       -------       --------          ----
  provision for loan losses ...............        70,711        60,955        64,369        64,395        55,775             9.0
Non-interest income .......................        34,410        29,689        24,411        17,170        17,032            20.1
Non-interest expenses .....................        69,133        80,642        66,049        60,070        52,830            11.6
                                                  -------       -------       -------       -------       --------           ----
  effect of change in accounting principle         35,988        10,002        22,731        21,495        19,977            12.6
Income tax expense ........................        12,055         3,120         7,416         7,075         6,223            13.5
                                                  -------       -------       -------       -------       --------           ----
  of change in accounting principle .......        23,933         6,882        15,315        14,420        13,754            12.2
Cumulative effect of change in
 accounting principle .....................          --            --            --            --             296
                                                  -------       -------       -------       -------       --------           ----
Net income ................................   $    23,933    $    6,882    $   15,315    $   14,420    $   14,050            12.2
Net income applicable to common stock .....   $    23,933    $    6,882    $   15,315    $   14,366    $   13,969            12.4

Per common share:
  Basic earnings per share ................   $      2.09    $     0.61    $     1.36    $     1.29    $     1.26            10.8
  Diluted earnings per share ..............          2.04          0.60          1.35          1.28          1.24            10.2
  Common shareholders' equity at year end .         13.14         11.55         11.49          9.96          9.96             7.8
  Cash dividends declared .................          0.68          0.64          0.60          0.56          0.51             9.1
  Year-end common stock price .............         38.88         23.00         17.88         13.00         16.50            20.7
At year end:
  Total assets ............................   $ 2,115,011    $2,003,952    $1,795,649    $1,617,835    $1,597,453             8.9
  Total loans, net of unearned income .....     1,537,819     1,450,999     1,258,511     1,143,833     1,005,089            14.5
  Total deposits ..........................     1,573,838     1,579,217     1,444,483     1,335,509     1,376,227             5.2
  Long-term debt ..........................       185,293       140,903        86,605        37,334        54,217            53.2
  Total shareholders' equity ..............       150,777       131,316       129,767       111,632       112,036             8.7
  Common shareholders' equity .............       150,777       131,316       129,767       111,632       111,026             8.9
  Allowance for loan losses ...............        22,017        18,065        15,779        12,529        12,505            18.1
Selected ratios:
  Return on average assets ................          1.20%         0.37%         0.92%            0.91%     0.96%
  Return on average shareholders' equity ..         17.03          5.32         12.55            12.89     13.24
  Return on average common shareholders'
   equity .................................         17.03          5.32         12.55            12.92     13.29
  Efficiency ratio(F3) .....................        61.26         71.59         71.67            71.92     70.96
  Average shareholders' equity to
  average total assets ....................          7.06          6.97          7.30             7.05      7.25
  Tier I leverage ratio ...................          6.81          6.36          6.92             7.07      6.46
  Tier I risk-based capital ratio .........          8.48          7.63          8.64             9.47      9.36
  Total risk-based capital ratio ..........         11.71         10.80         12.15            13.31     13.50
  Common dividend payout ratio ............         33.31        106.51         44.49            43.88     41.05
  Allowance for loan losses as a percentage
    of year-end loans .....................          1.43          1.25          1.25             1.10      1.24
  Allowance for loan losses as a percentage
    of non-performing loans ...............          89.9         170.7          91.0           158.2      126.4
  Non-performing loans as a percentage
    of year-end loans .....................          1.59          0.73          1.38             0.69      0.98
  Net charge-offs as a percentage
  of average loans ........................          0.38          0.86          0.17             0.20      0.26
  Net interest margin (non-tax equivalent)           4.38          4.42          4.56             4.57      4.32
Other data:
  Number of full-time-equivalent employees
  at year end .............................           895           881           932           836          829              5.9
  Number of common shareholders
  of record at year end (F2) ...............        1,683         1,706         1,810         1,907        1,273             10.3
  Common share trading volume .............    10,844,800     9,275,700     4,520,000     3,404,400    4,992,300             14.1

(F1) During 1995 and 1993, the company acquired one commercial bank and certain branches of another thrift institution in transactions accounted for using the purchase method of accounting. Financial information pertaining to the acquired entities since the acquisition dates has been included in the consolidated financial statements. See note 4 to the consolidated financial statements.
(F2) In 1994, the company merged with three bank holding companies in transactions accounted for using the pooling-of-interests method of accounting. Accordingly, all financial data has been restated as if the entities were combined for all periods presented. See note 4 to the consolidated financial statements. Shareholders of record for 1993 have not been restated to reflect holders of shares issued in connection with these business combinations.
(F3) Efficiency ratio is non-interest expense divided by net interest income and non-interest income. For this calculation, non-interest income excludes all gains and losses on sales of securities, mortgage servicing rights and branches; non-interest expense for 1996 excludes the charges related to the second quarter refocus initiatives.


Item 7a. Quantitative and Qualitative Disclosures About Market Risk
     The information for this item is incorporated by reference to the Asset/Liability Management and Market Risks section of Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 8. Financial Statements and Supplementary Data
     The following consolidated financial statements of the registrant and report of independent auditors are included herein:
       Report of KPMG Peat Marwick LLP, Independent Auditors Consolidated Balance Sheets--December 31, 1997 and 1996
       Consolidated Statements of Income--Years ended December 31, 1997, 1996 and 1995
       Consolidated Statements of Changes in Shareholders' Equity--Years ended December 31, 1997, 1996 and 1995 Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996 and 1995 Notes to Consolidated Financial Statements

     Additional information for this item is included in the table entitled Quarterly Results of Operations in Item 7 of this report.

Independent Auditors' Report


     We have audited the accompanying consolidated balance sheets of Trans Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Trans Financial, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                     /s/ KPMG Peat Marwick LLP

KPMG Peat Marwick LLP
Louisville, Kentucky
January 20, 1998



 Consolidated Balance Sheets
 December 31 - In thousands, except share data

                                                                                  1997           1996
 Assets
Cash and due from banks ...................................................   $    70,774    $    75,054
Interest-bearing deposits with banks ......................................            99             98
Mortgage loans held for sale ..............................................       118,485         68,814
Securities available for sale (amortized cost
of $276,554 and $285,264, respectively) ...................................       278,098        285,155
Loans, net of unearned income .............................................     1,537,820      1,450,999
Less allowance for loan losses ............................................        22,017         18,065
                                                                               ----------    -----------
   Net loans ..............................................................     1,515,803      1,432,934
Premises and equipment, net ...............................................        37,429         37,377
Mortgage servicing rights .................................................        46,870         41,598
Other assets ..............................................................        47,453         62,922
                                                                               -----------    ----------
   Total assets ...........................................................   $ 2,115,011    $ 2,003,952

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing ...................................................   $   235,695    $   231,717
   Interest bearing .......................................................     1,338,143      1,347,500
                                                                              -----------    -----------
   Total deposits .........................................................     1,573,838      1,579,217
Federal funds purchased and repurchase agreements .........................       109,348         71,879
Other short-term borrowings ...............................................        70,000         55,000
Long-term debt ............................................................       185,293        140,903
Other liabilities .........................................................        25,755         25,637
                                                                               ----------    -----------
   Total liabilities ......................................................     1,964,234      1,872,636
Commitments and contingencies (notes 13 and 14)
Shareholders' equity:
   Preferred stock ........................................................          --             --
   Common stock, no par value. Authorized 50,000,000 shares;
      issued and outstanding 11,471,689 and 11,372,532 shares, respectively        21,510         21,324
   Additional paid-in capital .............................................        46,284         44,745
   Retained earnings ......................................................        83,947         67,790
   Net unrealized gain (loss) on securities available for sale, net of tax            882            (92)
   Employee Stock Ownership Plan shares purchased with debt ...............        (1,846)        (2,451)
                                                                               ----------     -----------
   Total shareholders' equity .............................................       150,777        131,316
                                                                               ----------     -----------
   Total liabilities and shareholders' equity .............................   $ 2,115,011    $ 2,003,952

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 Years Ended December 31
 In thousands, except per share data

                                                        1997         1996        1995
 Interest income
  Loans, including fees ...........................   $ 146,284    $131,466   $115,757
  U.S. Treasury and federal agencies ..............      10,293      11,450     13,532
  State and municipal obligations .................       2,459       2,820      2,861
  Other securities ................................       2,365       2,133      1,257
  Other interest income ...........................          10          66        821
                                                        -------    --------   --------
  Total interest income ...........................     161,411     147,935    134,228
Interest expense
  Deposits ........................................      64,389      59,795     56,465
  Federal funds purchased and repurchase agreements       3,668       1,949      2,014
  Other short-term borrowings .....................       3,607       3,117      2,983
  Long-term debt ..................................       9,536       8,205      3,137
                                                        -------    --------   --------
  Total interest expense ..........................      81,200      73,066     64,599
                                                                              --------
Net interest income ...............................      80,211      74,869     69,629
  Provision for loan losses .......................       9,500      13,914      5,260
                                                        -------    --------   --------
Net interest income after provision for loan losses      70,711      60,955     64,369
Non-interest income
  Service charges on deposit accounts .............      10,154       9,541      8,472
  Mortgage banking income .........................      12,620      10,728      6,166
  Gain on sale of mortgage servicing rights .......         889        --        1,687
  Gain (loss) on sale of securities, net ..........        (356)         20        200
  Trust services ..................................       2,475       1,955      1,392
  Brokerage income ................................       2,943       2,201      1,728
  Other ...........................................       5,685       5,244      4,766
                                                        -------    --------   --------
  Total non-interest income .......................      34,410      29,689     24,411
Non-interest expenses
  Compensation and benefits .......................      34,752      37,927     30,588
  Net occupancy expense ...........................       4,660       5,206      4,836
  Furniture and equipment expense .................       6,799       7,005      6,126
  Deposit insurance ...............................         414       3,585      2,095
  Professional fees ...............................       2,558       3,170      3,424
  Postage, printing and supplies ..................       3,593       4,125      3,643
  Communications ..................................       2,762       2,516      1,607
  Processing fees .................................       2,466       2,043      1,112
  Loss on sale of fixed assets ....................        --         1,790       --
  Other ...........................................      11,129      13,275     12,618
                                                        -------    --------   --------
  Total non-interest expenses .....................      69,133      80,642     66,049
                                                        -------    --------   --------
Income before income taxes ........................      35,988      10,002     22,731
Income tax expense ................................      12,055       3,120      7,416
                                                        -------    --------   --------
Net income ........................................   $  23,933  $   6,882    $ 15,315

Basic earnings per share ..........................   $    2.09    $   0.61   $   1.36
Diluted earnings per share ........................   $    2.04    $   0.60   $   1.35

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Changes in Shareholders' Equity


 In thousands, except share and per share data

                                                                                                   Employee
                                                                                       Net         Stock
                                                                                    Unrealized     Ownership
                                                                                    Gain (Loss)      Plan
                                         Common Stock       Additional             on Securities     Shares         Total
                                          Number               Paid-in    Retained  Available      Purchased     Shareholders'
                                         of shares   Amount   Capital     Earnings  for Sale       With Debt        Equity

 Balance, December 31, 1994              11,203,247  $21,006  $42,810      $59,587   $(8,073)       $(3,698)      $111,632

 Net income for the year                                                    15,315                                 15,315
 Cash dividends declared on
   common stock, $.60 per share                                             (6,750)                                (6,750)
 Common stock issued in connection
   with business combination accounted
   for as a purchase
                                             25,000       47      384                                                 431
 Stock options exercised, net of
     shares redeemed                         30,887       58      205                                                 263
 Common stock issued in connection
   with dividend reinvestment and stock
   purchase plan                             34,157       64      473                                                 537
 Decrease in net unrealized loss on
 securities available for sale, net of tax                                              7,670                       7,670
 ESOP debt reduction, net                         -        -        -           -          -             669          669
                                        --------------------------------------------------------------------------------------------

 Balance, December 31, 1995              11,293,291   21,175   43,872       68,152       (403)        (3,029)     129,767

 Net income for the year                                                     6,882                                  6,882
 Cash dividends declared on
   common stock, $.64 per share                                             (7,244)                                (7,244)
 Common stock issued in connection
     with the exercise of stock warrants     46,666       88      428                                                 516
 Stock options exercised, net of
     shares redeemed                          6,026       11       28                                                  39
 Common stock issued in connection
   with dividend reinvestment and stock
   purchase plan                             26,549       50      417                                                 467
 Decrease in net unrealized loss on
   securities available for sale, net of tax                                           311                            311
 ESOP debt reduction, net                        -         -        -            -       -               578          578
                                        --------------------------------------------------------------------------------------------

 Balance, December 31, 1996              11,372,532   21,324   44,745       67,790     (92)           (2,451)     131,316

 Net income for the year                                                    23,933                                 23,933
 Cash dividends declared on
   common stock, $.68 per share                                             (7,776)                                (7,776)
 Stock options exercised, net of
     shares redeemed                         71,413      134      961                                               1,095
 Common stock issued in connection
   with dividend reinvestment and stock
   purchase plan                             12,561       24      321                                                 345
 Common stock issued in connection
   with directors' stock compensation plan   15,183       28      257                                                 285
 Increase in net unrealized gain on
   securities available for sale, net of tax                                                974                       974
 ESOP debt reduction, net                        -          -      -             -           -           605          605
                                        --------------------------------------------------------------------------------------------

 Balance, December 31, 1997              11,471,689  $21,510  $46,284       $83,947   $     882      $(1,846)    $150,777


 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Cash Flows
 Years Ended December 31
 In thousands, except per share data

                                                                       1997         1996          1995

 Cash flows from operating activities:
Net income ....................................................   $    23,933    $   6,882    $  15,315
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses .................................         9,500       13,914        5,260
    Deferred tax expense (benefit) ............................           504       (3,215)      (2,387)
    Loss (gain) on sale of securities .........................           356          (20)        (200)
    Gain on sale of mortgage loans held for sale ..............        (4,329)      (3,642)      (1,888)
    Loss (gain) on sale of premises and equipment .............            (8)       1,790         (174)
    Gain on sale of branches ..................................        (1,241)        --           --
    Gain on sale of mortgage servicing rights .................          (889)        --         (1,687)
    Depreciation and amortization of fixed assets .............         6,172        5,959        5,473
    Amortization of intangible assets .........................         1,294        1,361        1,394
    Amortization of premium on securities and loans, net ......           788          975        1,077
    Amortization of mortgage servicing rights .................         6,439        5,271        2,720
Increase in accrued interest receivable .......................          (575)      (1,391)      (1,736)
Decrease (increase) in other assets ...........................        15,991       (5,343)     (10,759)
Increase (decrease) in accrued interest payable ...............          (582)         916        3,588
Increase (decrease) in other liabilities ......................            13        9,880       (4,993)
Sale of mortgage loans held for sale ..........................     1,032,880      614,452      150,359
Originations of mortgage loans held for sale ..................    (1,078,222)    (632,976)    (188,578)
                                                                    ---------    ---------     --------
  Net cash provided by (used in) operating activities .........        12,024       14,813      (27,216)
Cash flows from investing activities:
Net decrease (increase) in interest-bearing deposits with banks            (1)          99         --
Proceeds from sale of securities:
  Available for sale ..........................................        25,722        9,417       33,165
  Held to maturity ............................................          --           --          2,568
Proceeds from prepayment and call of securities:
  Available for sale ..........................................        26,263       37,794       22,940
  Held to maturity ............................................          --           --          4,758
Proceeds from maturities of securities:
  Available for sale ..........................................        86,760       52,601       33,726
  Held to maturity ............................................          --           --          3,140
Purchase of securities:
  Available for sale ..........................................      (131,178)     (87,233)     (70,136)
  Held to maturity ............................................          --           --         (3,000)
Net increase in loans .........................................       (94,051)    (202,802)    (117,938)
Purchase and origination of mortgage servicing rights .........       (15,773)     (18,423)     (21,994)
Net cash inflow from sale of branches .........................       (13,789)        --           --
Proceeds from sale of mortgage servicing rights ...............         4,951         --          2,180
Proceeds from sale of foreclosed assets .......................         1,401        3,337        1,705
Purchases of premises and equipment ...........................        (7,281)      (8,835)     (10,555)
Proceeds from disposal of premises and equipment ..............           366        2,924          836
Net cash and cash equivalents inflow from acquisitions ........        (1,733)        --         36,815
                                                                     ---------    ---------     --------
  Net cash used in investing activities .......................      (118,343)    (211,121)     (81,790)
Cash flows from financing activities:
Net increase in deposits ......................................        10,626      134,734       67,869
Net increase (decrease) in federal funds purchased
  and repurchase agreements ...................................        37,469       (3,715)       1,041
Net increase (decrease) in other short-term borrowings ........        15,000        9,986       (3,019)
Proceeds from issuance of long-term debt ......................        45,000       55,000       50,000
Repayment of long-term debt ...................................            (5)        (124)         (60)
Proceeds from issuance of common stock ........................         1,725        1,022          800
Dividends paid ................................................        (7,776)      (7,244)      (6,750)
                                                                     ---------    ---------     --------
  Net cash provided by financing activities ...................       102,039      189,659      109,881
Net increase (decrease) in cash and cash equivalents ..........        (4,280)      (6,649)         875
Cash and cash equivalents at beginning of year ................        75,054       81,703       80,828
                                                                     ---------    ---------     --------
Cash and cash equivalents at end of year ......................   $    70,774     $ 75,054    $  81,703

 See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(1) Nature of Operations
     Trans  Financial,  Inc.  ("the  company")  is a bank  holding  company registered  under the Bank  Holding  Company  Act of 1956.  The  company has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY"), consisting of all of the company's banking activities in Kentucky, and Trans Financial Bank Tennessee, National Association ("TFB-TN"), consisting
of all of the company's Tennessee banking   activity.   (On  July  26,   1997,
the company's former thrift subsidiary--Trans Financial Bank, F.S.B.--was merged into TFB-KY, and its Tennessee operations were sold to TFB-TN. These transactions consolidated the company's banking operations into its current two national bank charters.) Collectively, these two subsidiaries are referred to in this report as "the banks". In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer: Trans Financial Investment Services, Inc., and a mortgage banking company: Trans Financial Mortgage Company ("TFMC").
     During April 1997, the company sold substantially all of the deposits, premises and equipment, and certain other assets of its Lebanon and Sparta, Tennessee offices. These two offices represented approximately $17 million of the company's total deposits as of March 31, 1997.
     On August 29, 1997, the Trans Adviser family of mutual funds ("the Funds") was transferred to the Countrywide Family of Funds. TFB-KY had acted as investment adviser to the Funds, which had total assets of $159 million as of June 30, 1997. However, as a result of this transfer, TFB-KY no longer acts as investment adviser to the Funds. The transfer did not have a significant impact on the company's financial condition or results of operations.
     The  company's  financial  services  network  is  comprised  of  49  office locations serving 34 communities in Kentucky and Tennessee by offering commercial and consumer banking, brokerage, mortgage and trust services. In addition, the mortgage company operates 3 mortgage loan production offices in Arkansas, Florida, and North Carolina. As of December 31, 1997, the company employed 921 employees and serviced more than 83 thousand customer households.
     The company actively competes in its markets with other commercial banks, savings and loan associations, credit unions, brokerage firms, insurance companies, other financial institutions and institutions which have expanded into the financial market.
     Bank holding companies and commercial banks are extensively regulated under both federal and state law. Changes in applicable laws or regulations may have a material effect on the businesses and prospects of the company and the banks.


(2) Summary of Significant Accounting Policies
     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions that affect both the reported amounts of assets and liabilities at the date of the financial statements, and also the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Generally accepted accounting principles also require disclosure of contingent assets and liabilities at the date of the financial statements.
     A description of the more significant accounting policies follows. Principles of Consolidation
     The consolidated financial statements include the accounts of Trans Financial, Inc. (parent company) and its subsidiaries, all of which are wholly owned. All significant inter-company transactions and accounts have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1997 presentations.
     Securities
     The company accounts for securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, all debt securities in which the company does not have the ability or management does not have the positive intent to hold to maturity are classified as securities available for sale and are carried at market value. All equity securities are classified as available for sale. Unrealized gains and losses on securities available for sale are reported as a separate component of shareholders' equity (net of income taxes). Securities classified as held to maturity are carried at amortized cost. The company's asset/liability management policy does not permit securities to be purchased for trading purposes.
     Amortization  of premiums  and  accretion  of  discounts  are recorded by a method which approximates a level yield and which, in the case of mortgage-backed securities, considers prepayment risk. The specific identification method is used to determine the cost of securities sold.
     Loans and Allowance for Loan Losses
     Loans are stated at the unpaid principal balance. Interest income on loans is recorded on the accrual basis except for those loans in a non-accrual status. Loans, other than consumer loans (which are charged off when delinquent 120 days unless adequately secured and in the process of collection), are placed in non-accrual status when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Unearned income, arising principally from consumer installment loans or the deferral of certain loan fees, is recognized as income using a method that approximates the interest method.
     The allowance for loan losses is maintained at a level that adequately provides for estimated losses in the loan portfolio. The level of the allowance is based on management's evaluation of the loan portfolio, which includes the review of individual credits, consideration of past loan loss experience, loan delinquency trends, changes in the composition of the loan portfolio and the impact of current and projected economic conditions. The allowance for loan losses is increased by the provision for loan losses and reduced by net charge-offs. The level of the allowance and the amount of the provision for loan losses involve uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the banks, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods.
     The company accounts for impaired loans in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), as amended by Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition ("SFAS 118"). SFAS 114, as amended, requires that impaired loans be measured at the present value of expected future cash flows, discounted at the loan's effective interest rate, at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Generally, impaired loans are also in non-accrual status. In certain circumstances, however, the company may continue to accrue interest on an impaired loan. Cash receipts on impaired loans are applied to the recorded investment in the loan, including any accrued interest receivable. The company does not apply SFAS 114 and SFAS 118 to loans which are part of a large group of smaller-balance homogeneous loans, such as residential mortgage and consumer loans. Such loans are collectively evaluated for impairment.
     Mortgage Loans Held for Sale
     Mortgage loans held for sale are carried at the lower of aggregate cost or market value, as determined by outstanding loan commitments from investors or current yield requirements, including the effects of forward delivery contracts. Gain or loss is recorded at the time of sale in an amount reflecting the difference between the contractual interest rates of the loans sold and the current market rate.
     Mortgage Servicing Portfolio
     The company accounts for mortgage servicing rights ("MSR's") in accordance with Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"). SFAS 125, which superseded Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, requires that rights to service mortgage loans for others be recognized as assets, without regard to whether those assets were acquired in purchase transactions or through loan originations. Mortgage servicing rights ("MSR's") are recorded by allocating the total cost of acquiring mortgage loans to the MSR's and the loans (without the MSR's), based on their relative fair values.
     The carrying value of MSR's and the related amortization are evaluated quarterly in relation to estimated future net servicing revenues. The company evaluates the value of the MSR's by estimating the fair value of the future net servicing income of the rights, stratified by interest rate and loan type, using a discounted valuation method based on management's best estimate of remaining loan lives. Impairment and subsequent adjustments in each stratum, if any, are recognized by a valuation allowance and a charge against servicing income.
     Interest Rate Contracts
     The company uses interest rate contracts (swaps and floors) to manage its sensitivity to interest rate risk. These off-balance-sheet transactions are employed to hedge the inherent interest rate risk of specific on-balance-sheet assets or liabilities, rather than for speculative trading activity. These instruments are designated as hedges on the trade date and would not be entered into unless highly correlated with the financial instruments being hedged. Generally, a high correlation exists when the contract and the hedged instrument have the same maturity and similar rate characteristics.
     Interest income and expense for each interest rate swap contract is accrued over the term of the agreement as an adjustment to the yield of the related asset or liability. Similarly, transaction fees are deferred and amortized through interest income and expense over the lives of the agreements. The fair market value of these instruments is not included in the financial statements.
     Interest rate floor contracts are currently being utilized by the company to mitigate the market risk of the mortgage servicing rights portfolio due to prepayments associated with a decline in interest rates. Under these contracts the company would receive "interest" on the notional amount to the extent that a specified market rate for U.S. Treasury securities falls below the designated "floor" rate. Any "interest" the company would recognize on these floor contracts would be recorded as mortgage banking income rather than interest income. Interest rate floors typically increase in value in a declining long-term interest rate environment, and decrease in value as rates rise. The company's two floors are hedging specific interest rate tranches of the MSR asset. Management believes that the increase in market value of these two floor contracts which would result from a 50 basis-point drop in the interest rate on ten-year constant maturity U.S. Treasury Notes ("CMT's") would partially offset the impairment in the MSR likely to occur with such a decline in interest rates. The cost of these contracts is included in mortgage servicing rights in the consolidated balance sheet and is amortized against mortgage banking income on a straight-line basis over the lives of the contracts.
     Premises and Equipment
     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of premises and equipment is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the term of the related lease or over the useful life of the improvements, whichever is shorter. Leasing commitments are described in note 8.
     Other Assets
     Included in other assets is real estate acquired in settlement of loans, which is carried at the lower of cost or fair value less estimated selling costs. The excess of cost over fair value less estimated costs to sell at the time of foreclosure is charged to the allowance for loan losses. Provisions for subsequent declines in fair value are included in other non-interest expense. Other costs relating to holding real estate acquired in settlement of loans are charged to other non-interest expense as incurred. Costs related to real estate in the process of development are capitalized to the extent that total carrying value does not exceed fair value less costs to sell.
     Income Taxes
     The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this statement, a current or deferred income tax liability is recognized, subject to certain limitations, for the current or deferred tax consequences of all events that have been recognized in the financial statements. The deferred income tax liability or asset is measured by the provisions of enacted tax laws.
     Stock Options
     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") permits entities to either 1) recognize as expense over the vesting period the fair value on the date of grant of all stock-based awards, or 2) apply Accounting Principles Board Opinion No. 25,
Accounting for Stock Issued to Employees ("APB 25"), and related interpretations, providing disclosures of pro forma net income and earnings per share for stock options granted in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The company has elected to continue to apply the provisions of APB 25 and to provide the SFAS 123 pro forma disclosures. As such, compensation expense is recognized on the date of grant only if the market price of the underlying stock on the grant date exceeds the exercise price.
Information regarding stock options is included in note 10.
     Earnings Per Share
     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which established new standards for the calculation and presentation of earnings per share ("EPS") in financial statements. SFAS 128, which became effective in the fourth quarter of 1997 and was not permitted to be adopted earlier, replaces primary and fully-diluted EPS with basic and diluted EPS. All prior periods have been restated to conform to the SFAS 128 presentation.
     Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share takes into account the dilutive effect of common stock equivalents, such as stock options. For the company, basic EPS is slightly higher than primary EPS because common stock equivalents are not considered in basic EPS; diluted EPS for the company is essentially the same as primary EPS.
     The weighted average number of shares outstanding used in the calculation of earnings per share follows:

                                           1997     1996      1995
 Basic earnings per share:
   Average common shares outstanding .. 11,432 11,347 11,246 Diluted earnings per share:
   Average common shares outstanding .. 11,432 11,347 11,246 Effect of dilutive securities:
      Options .........................      290      106       81
      Warrants ........................     --       --         29
                                          -----   ------    ------
   Average shares and share equivalents   11,722   11,453   11,356

 Anti-dilutive securities that may dilute basic earnings per share in future periods:
    Number of stock options                  265      289      421
    Weighted average exercise price       $35.96   $20.99   $16.40

     Newly-Issued Accounting Standards
     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"); and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 requires companies to present in their financial statements comprehensive income and its components. In addition to items of income and expense reflected in the consolidated statement of income, comprehensive income includes unrealized gains and losses affecting shareholders' equity which are not included in the income statement. SFAS 131 requires companies to report assets, profit or loss, certain revenue and expense items, and descriptive information for each of their operating segments. Operating segments are generally determined based on the company's own method of regularly assessing the performance of the components of the enterprise.
     These two accounting standards will be adopted by the company in 1998 and, because they affect financial reporting and disclosures only, they will have no effect on the company's financial condition or results of operations.


(3) Statement of Cash Flows
   For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks. The following summarizes supplemental cash flow data for the years ended December 31, 1997, 1996 and 1995:

In thousands .............      1997      1996      1995
Cash paid for interest ...   $81,171   $72,266   $60,366
Cash paid for income taxes    11,739     1,955    10,323

 Certain non-cash investing and financing activities of the company and subsidiaries are summarized below:

                                                 1997     1996     1995
For the parent company
 Issuance of stock in business combination ...    --      --        431
 Change in net unrealized gain (loss) on
    securities available for sale, net of tax 974 311 7,670 Effect on shareholders' equity of reductions
    in Employee Stock Ownership Plan debt, net     605     578      669
For the subsidiaries
 Loans transferred to foreclosed real estate
   and other foreclosed assets ...............   1,522   1,161    1,493
 Securities transferred from held to maturity
  to available for sale under special one-time
    reassessment guidance issued by the
    Financial Accounting Standards Board .....    --      --     76,921


(4) Business Combinations
     On December 29, 1997, in an acquisition accounted for using the purchase method of accounting, the company acquired Surety Mortgage, Inc. of Cape Coral, Florida, for $1.733 million in cash, net of cash acquired. In accordance with the purchase accounting method, the results of its operations and cash flows have been included in the consolidated financial statements since the date of acquisition only. Surety Mortgage was consolidated into the operations of TFMC.
     Following is a summary of the net assets acquired in this transaction:


In thousands

   Cash paid, net of cash acquired                                    $(1,733)
   Premises and equipment                                                  60
   Other assets                                                           223
     Excess of cost over net assets acquired                           $1,450


     The excess of the cost over the value of net assets acquired was recorded as goodwill.
     On February 21, 1995, the company assumed $41 million of deposits, acquired three branch facilities and $360 thousand of consumer loans related to the
Bowling Green and Scottsville, Kentucky branches of Fifth Third Bank of Kentucky, Inc. These assets and liabilities were consolidated into the operations of TFB-KY. On September 1, 1995, the company acquired AirLanse Travel, a Louisville, Kentucky, travel agency, for cash and stock of the company. AirLanse Travel was consolidated into the operations of Trans Travel, Inc. (All of the assets of Trans Travel, Inc. were sold during the fourth quarter of 1996, and the company exited the travel business.) On November 15, 1995, the company acquired for cash the assets of Correspondents Mortgage
Company, L.P., located in Greensboro,  North Carolina.  Correspondents  Mortgage
Company was consolidated into the operations of Trans Financial Mortgage Company. In addition to the deposits assumed, the company received net cash of $36.815 million and issued 25,000 shares of common stock in connection with these 1995 acquisitions, which were accounted for using the purchase method of accounting. Accordingly, their results of operations and cash flows were included in the consolidated financial statements beginning with the dates of acquisition.
     Following is a summary of the assets acquired and liabilities assumed in these transactions:


In thousands

   Cash and due from banks                                             $ 36,815
   Loans, net of unearned income                                            360
   Premises and equipment                                                   598
   Other assets                                                             154
   Deposits                                                             (41,105)
   Other liabilities                                                       (628)
   Common stock issued                                                     (431)
     Excess of cost over net assets acquired                              4,237

     The excess of the cost over the value of net assets acquired was recorded as deposit base premium and goodwill. Goodwill and deposit base premium from all the above purchase transactions, as well as acquisitions consummated in prior years, are being amortized over periods ranging from five to twenty years using straight-line and accelerated methods and had a combined unamortized balance of $9.164 million and $8.900 million at December 31, 1997 and 1996, respectively. The carrying value and related lives of these intangible assets are reviewed for possible impairment when events or changed circumstances may affect the underlying basis of the asset.


(5) Cash and Due from Banks
     Regulatory authorities require the banks to maintain reserve balances on customer deposits. The amounts of required reserves totaled approximately $16.930 million at December 31, 1997, and $14.740 million at December 31, 1996.


(6) Securities
     The company accounts for securities under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). On November 30, 1995, $76.921 million of held-to-maturity securities were reclassified to available for sale as permitted by the Financial Accounting Standards Board in a special one-time reassessment. The fair value of these reclassified securities was $79.049 million on November 30, 1995, resulting in a net unrealized gain of $2.128 million.
     No securities were classified as held to maturity or trading securities as of December 31, 1997 or 1996. The following summarizes securities available for sale at December 31, 1997 and 1996.


 December 31, 1997 (In thousands)

                                             Amortized     Unrealized        Market
                                               Cost      Gains     Losses     Value


U.S.Treasury and federal agency securities   $138,840   $ 270    $    81   $139,029
Collateralized mortgage obligation
and mortgage-backed securities ...........     53,170      387       182     53,375
State and municipal obligations ..........     46,502    1,387         8     47,881
Corporate debt securities ................     12,398       70         -     12,468
Equity securities ........................     25,644        7       306     25,345
                                             --------   ------    -------  --------
    Total securities available for sale ..   $276,554   $2,121   $   577   $278,098

December 31, 1996 (In thousands)
U.S.Treasury and federal agency securities   $129,330   $  131   $ 1,165   $128,296
Collateralized mortgage obligations
and mortgage-backed securities ...........     68,052      278       704     67,626
State and municipal obligations ..........     49,937    1,501       127     51,311
Corporate debt securities ................     14,530      108        13     14,625
Equity securities ........................     23,415      209       327     23,297
                                             --------   ------    -------  --------
    Total securities available for sale ..   $285,264   $2,227    $2,336   $285,155

     Included in equity securities at December 31, 1997, are Federal Home Loan Bank and Federal Reserve Bank stock of $17.355 million and $2.698 million respectively. At December 31, 1996, these stock investments were $13.375 million and $1.977 million, respectively.
     The amortized cost and approximate market value of debt securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed obligations generally have contractual maturities in excess of ten years, but shorter expected maturities as a result of prepayments.


 In thousands

                                                                     Amortized    Market
                                                                        Cost      Value
Due in one year or less ..........................................   $113,536   $112,993
Due after one year through five years ............................     30,678     31,041
Due after five years through ten years ...........................     43,642     44,784
Due after ten years ..............................................      9,884     10,560
                                                                     --------   --------
                                                                      197,740    199,378
Collateralized mortgage obligations and mortgage-backed securities     53,170     53,375
                                                                     --------   --------
    Total debt securities ........................................   $250,910   $252,753

     Securities with a carrying value of approximately $169.709 million and $141.675 million at December 31, 1997 and 1996, respectively, were pledged to secure public funds, trust funds and for other purposes.
     Gross gains of $225 thousand, $105 thousand, and $293 thousand, and gross losses of $581 thousand, $85 thousand and $93 thousand were realized on sales of securities in 1997, 1996, and 1995, respectively. In 1995, the company sold mortgage-backed securities with a carrying value of $2.568 million from the held-to-maturity portfolio. A net loss of $82 thousand was recognized on these sales, which is included in the gross realized gains and losses shown above for 1995. At the time of sale, the outstanding principal balances of these securities were less than 15% of the outstanding principal balances at the time the securities were acquired.


(7) Loans
     The company extends credit in the form of commercial loans, commercial and residential real estate loans and consumer loans to customers primarily in the immediate market areas of its subsidiaries. The composition of loans at December 31, 1997 and 1996, follows:

 In thousands                            1997           1996
Commercial .....................   $   453,487    $   466,365
Commercial real estate .........       539,860        470,235
Residential real estate ........       344,008        335,433
Consumer:
   Home equity lines ...........        79,716         50,461
   Other consumer ..............       122,835        130,444
Unearned income ................        (2,086)        (1,939)
                                     ---------    -----------
   Loans, net of unearned income   $ 1,537,820    $ 1,450,999

     Substantially all of the company's loans are to customers located in Kentucky and Tennessee, in the immediate market areas of the banks. Customers in the construction and land development industry account for 10.1% of the company's total loan portfolio; no other industry group represents 10% or more of the company's total loans.
     The principal balance of non-accrual and restructured loans at December 31, 1997 and 1996, was $22.490 million and $4.721 million, respectively. The interest that would have been recorded if all those loans were in an accrual status in accordance with their original terms was $2.330 million in 1997, $543 thousand in 1996, and $1.441 million in 1995. The amount of interest income that was actually recorded for those loans was $1.323 million in 1997, $38 thousand in 1996, and $490 thousand in 1995.
     The company's recorded investment in impaired loans (as defined in Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114")) was $17.584 million at December 31, 1997, and $4.613 million at December 31, 1996. Of those amounts, $15.615 million and $2.042 million, respectively, represent loans for which an allowance for loan losses, in the amounts of $3.526 million and $809 thousand, have been established under SFAS 114. For the years ended December 31, 1997 and 1996, the recorded investment of impaired loans averaged $7.881 million and $8.611 million, respectively. Interest income recognized on impaired loans totaled $834 thousand in 1997 and $127 thousand for 1996.
     An analysis of the changes in the allowance for loan losses follows:

 In thousands                                    1997        1996         1995

Balance, January 1 .........................   $ 18,065    $ 15,779    $ 12,529
  Provision for loan losses ................      9,500      13,914       5,260
  Loans charged off ........................     (6,387)    (12,467)     (2,525)
  Recoveries of loans previously charged off        839         839         515
                                                 ------      ------     --------
  Net charge-offs ..........................     (5,548)    (11,628)     (2,010)
                                                 ------      ------     --------
Balance, December 31 .......................   $ 22,017    $ 18,065    $ 15,779

     Loans to executive officers and directors and their associates, including loans to affiliated companies for which these individuals are principal owners, amounted to $73.432 million at December 31, 1997 and $55.397 million at December 31, 1996. During 1997, new loans of $77.788 million were made and repayments of $58.769 million were received. Other changes include net decreases for changes in executive officers and directors of $984 thousand. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for other customers.


(8) Premises and Equipment
     A summary of premises and equipment at December 31, 1997 and 1996, follows:
In thousands                                       1997      1996
Land and improvements ........................   $ 6,163   $ 6,429
Buildings and improvements ...................    32,963    31,890
Technology and communications equipment ......    23,731    19,461
Furniture and equipment ......................    19,419    19,930
                                                 -------   -------
                                                  82,276    77,710
Less accumulated depreciation and amortization    44,847    40,333
                                                 -------   -------
   Total premises and equipment ..............   $37,429   $37,377

     The company leases office space in Bowling Green, Kentucky, and Nashville, Tennessee, under long-term lease agreements. Rental expense for all real property totaled $854 thousand and $1.357 million, respectively for 1997 and 1996.
     Future  minimum  lease   commitments   as  of  December  31,  1997,   under
non-cancelable leases with remaining terms exceeding one year are as follows:


  In thousands
 Year ended December 31
         1998                            $   760
         1999                                766
         2000                                772
         2001                                804
         2002                                819
   Later years                             4,520
                                         -------
Total lease commitments                   $8,441

(9) Long-Term Debt and Other Short-Term Borrowings

     Long-term debt consisted of the following at December 31, 1997 and 1996:


 In thousands                                                                                   1997       1996
7.25% Subordinated Notes; due September 15, 2003; interest payable quarterly .............   $ 32,740   $ 32,746
Senior bank notes; due October 23, 1998; interest at 6.48% payable semi-annually .........     30,000     30,000
Senior bank notes; due October 17, 1997; interest at 6.32% payable semi-annually .........       --       20,000
Senior bank notes; due May 30, 2000; interest at 7.132% payable semi-annually ............     25,000     25,000
Advance from the Federal Home Loan Bank due
   March 6, 1998; interest at 5.50%, payable monthly .....................................     30,000     30,000
Advance from the Federal Home Loan Bank due
   November 30, 1999; interest at 5.99%, payable monthly .................................     25,000       --
Advance from the Federal Home Loan Bank due
   November 6, 2000; interest at 6.10%, payable monthly ..................................     40,000       --
Employee Stock Ownership Plan ("ESOP") note payable to bank, due September 30, 2000;
  interest at the prime rate; principal and interest payable quarterly ...................      1,847      2,451
Unsecured demand notes; interest at the prime rate less 150 basis points payable quarterly        706        706
                                                                                             --------   --------
   Total long-term debt ..................................................................   $185,293   $140,903

     Other short-term borrowings consisted of the following at December 31, 1997 and 1996:

 In thousands                                                   1997        1996
 Advance from the Federal Home Loan Bank,
    due January 6, 1997; interest at 5.45%, payable monthly $ -- $15,000 Advance from the Federal Home Loan Bank, due February 8, 1997; interest at 5.41%, payable monthly -- 40,000 Advance from the Federal Home Loan Bank,
    due January 29, 1998; interest at 5.69%, payable monthly    40,000      --
Advance from the Federal Home Loan Bank,
    due March 30, 1998; interest at 5.81%, payable monthly .    30,000      --
                                                               -------   -------
   Total other short-term borrowings .......................   $70,000   $55,000

     The prime interest rate associated with certain of the above obligations was 8.50% at December 31, 1997, and 8.25% at December 31, 1996. Information concerning securities sold under agreements to repurchase is presented below:

 Dollars in thousands
                                                           1997          1996
 Average balance during the year                        $23,785       $18,415
 Weighted average rate during the year                     4.35 %        3.43 %
 Maximum month-end balance                               47,808        27,810

     Advances from the Federal Home Loan Bank are collateralized by the company's Federal Home Loan Bank stock and certain first mortgage loans in the approximate amount of 150% of the debt.
     The company has guaranteed the ESOP notes payable. The loan agreement for the ESOP note payable due September 30, 2000, has a number of restrictive covenants, including maintaining capital levels of the company and the banks at least at the minimum levels required by applicable regulatory agencies; maintaining the company's risk-weighted capital ratio, as defined, at not less than 9.25%; maintaining the company's leverage ratio, as defined, at not less than 5.25%; maintaining the company's annualized return on assets at the date of financial reports required by regulations at no less than 0.50%; maintaining non-performing loans, as defined, at less than 2.50% of gross loans at the date of required financial reports; and maintaining on a consolidated basis an allowance for loan losses of at least 0.75% of gross loans. Prior consent was obtained from the holder of the ESOP note for reporting in 1996 an annualized return on assets of less than 0.50%, as required by the covenants noted above.
     The loan obligations of the ESOP are recorded on the consolidated balance sheet with a corresponding amount recorded as a reduction of the company's shareholders' equity. Both the loan obligation and the reduction of shareholders' equity are reduced by the amount of any loan repayments made by the ESOP. The company's Employee Stock Ownership Plan is described in note 13 to the consolidated financial statements.
     Principal payments required on long-term debt as of December 31, 1997, are as follows:


In thousands
Year ended December 31
           1998                     $60,672
           1999                      25,671
           2000                      65,504
           2001                           -
           2002                           -
    Later years                      33,446
     The company has a $3 million unsecured operating line of credit with an unaffiliated bank. This obligation has substantially the same restrictive covenants as the ESOP loan due September 30, 2000. The line was not in use at December 31, 1997 or 1996.


(10) Shareholders' Equity
Stock Options
     The company has incentive stock option plans which permit options to be granted for a maximum of 1,057,888 shares of common stock of the company. Under the terms of the plans, options with ten-year terms may be granted to certain key employees to purchase common stock at not less than fair value of the common stock at the date of grant.
     In 1995 the company adopted a non-qualified stock option plan which permits options to purchase up to 313,000 shares of common stock to be granted to certain executive officers of the company at 120% of fair market value at the date of grant. Options granted under the plan have ten-year terms and become exercisable three years after the date of grant.
     The per-share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $13.59, $6.65 and $4.64, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following assumptions:


                                        1997              1996             1995

   Risk-free interest rate             5.85%            6.56%             5.74%
   Expected life (years)                 10                10               10
   Expected dividend yield             2.00%            3.00%             3.00%
   Stock price volatility               32%               32%              32%

     A summary of the company's incentive stock option plans and non-qualified stock option plan as of December 31, 1997, 1996 and 1995 and changes during the years then ended is shown below:

 Incentive Stock Options
                                                                                                       Weighted
                                                                                          Weighted      Average
                                                                                          Average     Fair Value
                                                                        Number            Exercise    of Options
                                                                        of shares         Price        Granted
 Options outstanding December 31, 1994                                   347,657           $13.24
    Granted in 1995                                                      233,350           13.59        $ 4.75
    Exercised in 1995                                                    (29,807)          7.66
    Terminated or canceled in 1995                                       (56,273)          13.50
                                                                       ----------
 Options outstanding December 31, 1995                                   494,927           13.71
    Granted in 1996                                                      332,975           18.91          6.96
    Exercised in 1996                                                    (9,265)           9.77

    Terminated or canceled in 1996                                     (104,849)           15.39
                                                                       ----------
 Options outstanding December 31, 1996                                   713,788           15.94
    Granted in 1997                                                      194,605           33.82         14.14
    Exercised in 1997                                                    (74,772)          12.92
    Terminated or canceled in 1997                                       (43,574)          17.08
                                                                       ----------
 Options outstanding December 31, 1997                                   790,047           $20.57


 Non-qualified Stock Options
                                                                                                      Weighted
                                                                                          Weighted    Average
                                                                                          Average    Fair Value
                                                                         Number           Exercise   of Options
                                                                        of shares         Price       Granted
 Options outstanding December 31, 1994                                        -
    Granted in 1995                                                      202,000          $17.67        $ 4.51
                                                                       ---------
 Options outstanding December 31, 1995                                  202,000           17.67
    Granted in 1996                                                     150,000           21.95           5.95

    Terminated or canceled in 1996                                     (136,000)          18.84
                                                                       ---------
 Options outstanding December 31, 1996                                  216,000           19.91
    Granted in 1997                                                      70,000           41.70          12.07
                                                                       ---------
 Options outstanding December 31, 1997                                  286,000           $25.24

     The following table summarizes information about both stock option plans at December 31, 1997:

 Options Outstanding
 December 31, 1997
                                                                                                    Weighted
                                                                                        Weighted     Average
                                                                                       Average      Remaining
                                                                        Number         Exercise    Contractual
 Range of Exercise Prices                                              of shares         Price    Life (years)
 $8.16 to  $15.99                                                       191,845          $11.98          5.7
 $16.00 to $23.99                                                       569,597           18.36          7.7
 $24.00 to $31.99                                                        81,855           26.09          9.2
 $32.00 to $41.70                                                       232,750           36.84          9.9
                                                                       ---------

 $8.16 to $41.70                                                       1,076,047         $21.81          7.9


 Options Exercisable                       Weighted
 December 31, 1997                          Average
                              Number       Exercise
 Range of Exercise Prices    of shares      Price
$8.16 to $ 15.99              104,600   $   11.10
$16.00 to $23.99               90,447       16.32
$8.16 to $23.99               195,047   $   13.52

     As of December 31, 1996 and 1995, options for 158,611 and 130,756 shares, respectively, were exercisable at weighted average exercise prices of $12.47 and $10.76, respectively.
     In accounting for its stock option plans, the company applies Accounting Principles Board Opinion No. 25 and, accordingly, no compensation cost has been recognized in the financial statements for stock options. Had the company determined compensation cost for stock options based on the fair value at the grant date, as prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                 1997           1996         1995
 Net income:
   As reported ............     $23,933       $6,882      $15,315
   Pro forma ..............      22,622        6,030       14,918
Basic earnings per share:
   As reported ............      $2.09         $0.61        $1.36
   Pro forma ..............       1.98          0.53         1.33
Diluted earnings per share:
   As reported ............      $2.04         $0.60        $1.35
   Pro forma ..............       1.93          0.53         1.31

     The pro forma net income and earnings per share in the table above do not reflect options granted prior to January 1, 1995. Therefore, because compensation cost is reflected over the options' vesting periods, the full impact of calculating the cost for stock options under the fair value method of SFAS 123 is not reflected in the pro forma net income and earnings per share amounts presented above.


Preferred Stock and Rights Plan
     The company's Articles of Incorporation authorize 5 million shares of Class B Preferred Stock, of which the Board of Directors has designated 350 thousand shares as Class B Preferred Stock, Series 1992, to be issued in connection with a Shareholder Rights Plan which was adopted by the Board of Directors on January 20, 1992. These shares carry the right to cumulative annual dividends of $6.00 per share or 133 times dividends per common share (subject to adjustment), whichever is greater. There were no shares of Class B Preferred Stock outstanding during the three-year period ending December 31, 1997.
     Under the plan, the Board declared a dividend of one right for each outstanding share of common stock. In addition, the company will issue one right with respect to each share of common stock issued subsequent to that date. Initially, the rights are not exercisable and are not detachable from the company's common stock. Each right, when and if it becomes exercisable, will generally entitle the registered holder to purchase from the company 1/100 of a share of Series 1992 Class B Preferred Stock, subject to adjustment, at an exercise price of $45. The rights are detached from the common stock and become exercisable only if a person or group acquires, or obtains the right to acquire, beneficial ownership of 15% or more of the company's outstanding common stock, the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, or a tender or exchange offer is commenced for 25% or more of the outstanding common stock. The description and terms of the rights are set forth in a Rights Agreement, dated as of January 20, 1992, between the company and First Union National Bank, as Rights Agent. The Board may redeem the rights in whole, but not in part, at a price of $.01 per right.
     After the rights become exercisable, if any person becomes the beneficial owner of more than 15% of the outstanding common stock, or the Board determines that a beneficial owner of at least 10% of the company's outstanding common stock has a detrimental effect on the company or its shareholders, then the rights will entitle each holder of a right (except the beneficial owners of common stock described in the preceding clauses of this sentence) to purchase, for the exercise price, the number of shares of preferred stock which at the time of the transaction would have a market value twice the exercise price.


(11) Dividend Restrictions
     Payment of dividends by the company's subsidiaries is restricted by national banking laws and regulations. Also, certain notes payable described in note 9 include restrictive covenants related to the maintenance of minimum capital ratios by the banks, which effectively restrict the payment of dividends. At December 31, 1997, the aggregate retained earnings of the banks were approximately $86.3 million, of which approximately $23.4 million is available as of January 1, 1998, for the payment of dividends to the parent company under the most restrictive of the above restrictions.
     State law restricts the payment of dividends by the company. Also, certain notes payable described in note 9 include restrictive covenants related to the maintenance of minimum capital ratios, and regulatory capital requirements of the banks and of the company effectively restrict the company's ability to pay dividends to its shareholders. At December 31, 1997, the most restrictive of the covenants limited the payment of dividends by the company to approximately $28.8 million.


(12) Income Taxes
     Total income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 was allocated as follows:

 In thousands                               1997       1996      1995
Income from operations .................   $12,055   $ 3,120   $ 7,416
Shareholders' equity, for unrealized net
  gain on securities available for sale        680       157     4,188
                                          --------   -------   -------
                                           $12,735   $ 3,277   $11,604

     The components of income tax expense (benefit) were as follows:

 In thousands             1997      1996       1995
Current federal tax .   $11,026   $ 5,926    $ 9,303
Current state tax ...       525       409        500
Deferred income taxes       504    (3,215)    (2,387)
                        -------   --------   --------
                        $12,055   $ 3,120    $ 7,416

     An analysis of the differences between the effective tax rates and the statutory U.S. federal income tax rate is as follows:

                                                                                1997          1996          1995
U.S. federal income tax rate ..............................................     35.0 %        35.0 %       35.0 %
Changes from the statutory rate:
  Tax exempt investment income .............................................    (2.1)        (10.8)        (4.4)
  Change in deferred tax valuation allowance ...............................      --          (1.1)          --
  Amortization of goodwill .................................................     0.6           2.1          0.8
  State income taxes, net of federal tax benefit ...........................     1.0           2.7          1.3
  Other, net ...............................................................    (1.0)          3.3         (0.1)
                                                                                -----         -----       ------
                                                                                33.5 %        31.2 %       32.6 %

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996, are presented below:

 In thousands                        1997      1996
 Deferred tax assets:
Allowance for loan losses ........   $7,552   $6,313
Deferred compensation ............       --      370
Deferred loan fees ...............      531      430
Investment securities ............      364      320
Other ............................       63    1,297
                                     ------   ------
      Total deferred tax asset ...    8,510    8,730
Deferred tax liabilities:
Purchase accounting adjustments ..      496      596
Depreciation .....................      270      200
FHLB stock .......................      740      417
Securities available for sale ....      671       --
                                    -------   ------
      Total deferred tax liability    2,177    1,213
                                    -------   ------
      Net deferred tax asset .....   $6,333   $7,517

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the company will realize the benefits of these deductible differences at December 31, 1997.
     Shareholder's equity of TFB-KY at December 31, 1997, includes $5.101 million for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carrying back net operating losses to prior years may create income for tax purposes only, which would be subject to the then current corporate income tax rate.


(13) Employee Benefit Plans
     The company has an employee stock ownership plan ("ESOP") under which the company and its subsidiaries contribute to the ESOP an amount determined by the Board of Directors at its discretion. Statement of Position ("SOP") 93-6, Employers' Accounting for Employee Stock Ownership Plans, issued by the American Institute of Certified Public Accountants, prescribes the accounting for the company's ESOP for all shares acquired after December 31, 1992. The SOP requires recognition of compensation cost, accounting for dividends on allocated and unallocated shares and the inclusion in earnings per share calculations of shares committed to be released from the ESOP. As debt is repaid, shares are released from collateral and allocated to active employees based on total debt service for the year.
     At December 31, 1997, the ESOP held 326,295 allocated and 151,801 unallocated shares. The company recognized expenses related to the ESOP based on cash contributions, with such amounts exceeding the amount computed under the shares allocated method. The interest incurred on the ESOP note payable, the amount contributed by the company to the ESOP, and the amount of dividends on ESOP shares used for debt service by the ESOP for 1997, 1996 and 1995 were as follows:


In thousands                             1997              1996             1995

Interest incurred                        $178              $215             $290
Contributions                             390               621              839
Dividends used for debt service           314               355              155

     The company has a profit sharing plan qualified under Section 401(k) of the Internal Revenue Code. Under the amended profit sharing plan, the company and its subsidiaries provide funds to match contributions made by each participating employee up to a maximum of 4% of the employee's salary. Contributions in accordance with the profit sharing plan were $888 thousand in 1997, $839 thousand in 1996 and $668 thousand in 1995.
     Former full-time employees of Kentucky State Bank who meet certain requirements as to age and length of service were covered by a defined benefit pension plan. Pension expense for this plan was $-0- in 1997, $90 thousand in 1996 and $-0- in 1995. The plan was terminated during 1997 and final distributions totaling $550 thousand were made in 1997.
         Former full-time employees of Peoples Financial Services, Inc. ("PFS") who meet certain requirements as to age and length of service are covered by a defined benefit pension plan. PFS was a member of the Financial Institutions Retirement Fund, which is a non-profit pension trust through which the Federal Home Loan Bank, savings banks and similar institutions may cooperate in providing for the retirement of their employees. No contributions were required in 1997, 1996 or 1995.
     The company has no significant commitments to pay post-retirement or post-employment benefits other than as described above. Stock options granted to key employees are described in note 10 to the consolidated financial statements.


(14) Commitments and Contingent Liabilities
Off-Balance-Sheet Financial Instruments
     The company's consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business to meet the financing needs of customers or to manage the company's exposure to interest rate risk. These include commitments to extend credit, standby letters of credit, and derivative financial instruments. These instruments involve, to varying degrees, elements of credit risk, interest rate risk and liquidity risk in excess of the amount recognized in the consolidated balance sheets. The extent of the company's involvement in various commitments is expressed by the contract amount of such instruments.
     Commitments to extend credit, which amounted to $387.065 million at December 31, 1997, and $328.026 million at December 31, 1996, are agreements to lend to a customer, provided all conditions established in the contract are fulfilled. Commitments generally have fixed expiration dates or other termination clauses and generally require payment of a fee. Market risk arises on fixed rate commitments if interest rates rise subsequent to the date the fixed rate is determined. Management believes that market risk related to these commitments is not significant. Since many of the commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based upon management's credit evaluation of the customer. Collateral varies, but may include accounts receivable, inventory, property, plant and equipment, residential properties, income-producing commercial properties, marketable securities and interest-bearing time deposits.
     Standby letters of credit are conditional commitments issued by the company guaranteeing the performance of a customer to a third party. Those guarantees primarily consist of performance assurances made on behalf of customers who have a contractual commitment to produce or deliver goods or services. Most guarantees are for one year or less. The company had standby letters of credit outstanding totaling $58.877 million and $46.724 million at December 31, 1997 and 1996, respectively. The risk to the company arises from its obligation to make payment in the event of the customer's contractual default and is essentially the same as that involved in extending loan commitments to customers. The amount of collateral obtained, if deemed necessary, is based upon management's credit evaluation of the customer. Collateral held varies. Management believes that market risk related to the standby letters of credit is not significant.
     Commercial letters of credit are short-term commitments generally used to finance a commercial contract for the shipment of goods from seller to buyer. At December 31, 1997 and 1996, the company had no commercial letters of credit outstanding.
     Commitments to sell mortgage loans--The company enters into forward delivery contracts to sell residential mortgage loans or mortgage-backed securities to broker/dealers at specific prices and dates in order to hedge the interest rate risk in its portfolio of mortgage loans held for sale and its residential mortgage loan commitments. Credit risk associated with forward contracts is limited to the replacement cost of those forward contracts in a gain position. At December 31, 1997 and 1996, the total of forward contracts in a gain position was not material. There were no counterparty default losses on forward contracts in 1997, 1996 or 1995. Market risk with respect to forward contracts arises from changes in the value of contractual positions due to changes in interest rates. The company limits its exposure to market risk by monitoring the differences between commitments to customers and forward contracts with broker/dealers. In the event the company has forward delivery contract commitments in excess of available mortgage loans, the company completes the transaction by either paying or receiving a fee to or from the broker/dealer equal to the increase or decrease in the market value of the forward contract. At December 31, 1997 and 1996, the company had forward contracts outstanding totaling $165.489 million and $74.522 million, respectively.
     Derivative financial instruments are financial instruments whose values and characteristics are derived from those of other financial instruments or indices. Derivatives can be a cost- and capital-efficient method of modifying the repricing or maturity characteristics of on-balance-sheet assets and liabilities--a necessary component of the company's strategy for managing its overall interest rate risk. Off-balance-sheet derivative transactions used for interest rate sensitivity management could include interest rate swaps, forwards, floors, futures and options with indices that directly relate to the pricing of specific assets and liabilities of the company. Management believes there is minimal risk that the derivatives used for rate sensitivity management will have any significant unintended effect on the company's financial condition or results of operations.
     As of December 31, 1997 and 1996, the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the asset and liability portfolios were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings. To assist in achieving a desired level of interest rate sensitivity the company has entered into off-balance-sheet interest rate swap transactions, which effectively convert the bank notes (described in note
9) and certain certificates of deposit from fixed interest rates to floating rates and certain commercial loans from floating rates to fixed rates.
The result is that the asset-sensitive position which is inherent in the balance sheet is partially neutralized.
     Off-balance-sheet derivative instruments do not expose the company to credit risk equal to the notional amount, although the company is exposed to credit risk equal to the aggregate of the positive fair values of the swaps, plus any accrued interest receivable due from all counterparties. Fair values are determined by discounting to present value the future cash flows which would result from the difference between current market rates and the actual swap rates. The company minimizes the credit risk in these instruments by dealing only with high quality counterparties (i.e., those which have credit ratings of investment grade or better from one of the major rating agencies) and each transaction is specifically approved for applicable credit exposure. Further, the company's policy is to require all transactions be governed by an International Swap Dealers Association Master Agreement and be subject to bilateral collateral arrangements.
     The company pays a variable interest rate on each swap and receives a fixed rate. Interest income and expense is accrued over the terms of the agreements. Interest rate swap transactions as of December 31, 1997, are shown below:

 Dollars in thousands
                                     Receiving a  Paying a
                            Notional    Fixed     Floating     Fair    Credit
                            Amount    Rate of:    Rate of:    Value   Exposure
 Prime-based swaps, maturing in:
   March 1998 ..........   $ 30,000      8.23%      8.50%$     (19)   $   --
   June 1998 ...........     70,000      8.50       8.50       (34)       17
   October 1998 ........     30,000      8.60       8.50        (1)       --
   November 1999 .......     25,000      8.78       8.50        52        60
   December 1999 .......     25,000      8.74       8.50        29        34
   December 1999 .......     40,000      8.81       8.50       102       105
   April 2000 ..........     50,000      9.52       8.50       969     1,052
   August 2000 .........     50,000      8.87       8.50       210       211
   November 2000 .......     40,000      8.80       8.50        78        82
                            -------                         ------    ------
Total / weighted average   $360,000      8.78%      8.50%   $1,386    $1,561

     Interest rate swaps outstanding as of December 31, 1996, were as follows:

 Dollars in thousands
                                        Receiving a  Paying a
                             Notional      Fixed     Floating   Fair     Credit
                              Amount     Rate of:    Rate of:  Value    Exposure
 Prime-based swaps, maturing in:
   January 1997 ........   $ 30,000      10.40%       8.25%$     14      $143
   June 1997 ...........     50,000       8.33        8.25      (11)       --
   July 1997 ...........     50,000       8.50        8.25       23        42
   October 1997 ........     20,000       8.60        8.25       30        35
   March 1998 ..........     30,000       8.23        8.25     (112)        6
   June 1998 ...........     70,000       8.50        8.25     (133)        9
   October 1998 ........     30,000       8.60        8.25      (45)       --
   December 1999 .......     25,000       8.74        8.25     (114)        6
                           -------                            -----      ----
Total / weighted average   $305,000       8.67%       8.25%   $(348)     $241

     In a higher interest rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from these swap transactions. Conversely, if interest rates decline, these off-balance-sheet transactions will mitigate the company's exposure to reduced net interest income.
     Prepayments of mortgage loans can have a considerable impact on the value of mortgage servicing rights. Prepayments result from a variety of factors, but a declining mortgage loan interest rate environment is generally considered to be the most significant of these. Therefore, the carrying value of the MSR's could become impaired in future periods if mortgage rates should decline substantially.
     To mitigate this risk, the company purchased in 1997 and 1996 two interest rate "floor" contracts that provide for the company to receive interest on the notional amount of the contract to the extent that the interest rate on the ten-year CMT falls below the contract rate. The first contract, purchased in 1996, has a notional amount of $75 million and a contract rate of 5.50%. The cost of this contract was $548 thousand; its fair value was $689 thousand and $479 thousand at December 31, 1997 and 1996, respectively. The second contract, purchased in 1997, has a notional amount of $100 million and a contract rate of 5.25%. The cost of this contract was $455 thousand and the fair value at December 31, 1997 was $790 thousand. The cost of these contracts, which is included in with the MSR asset in the consolidated balance sheet, is being amortized on a straight-line basis over the five-year lives of the contracts. Fair values are based on quoted market prices for like instruments and can be expected to vary inversely with market expectations for intermediate-term interest rates. As with interest rate swaps, the company minimizes credit risk associated with the counterparties' inability to meet the contractual cash payments of these instruments by dealing only with high quality counterparties, each transaction is specifically approved for applicable credit exposure, and all transactions are governed by an International Swap Dealers Association Master Agreement and subject to bilateral collateral arrangements.
     The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity.
Other Off-Balance-Sheet Risks
     Mortgage loans sold to investors are generally sold with servicing rights retained, with only the normal legal representations and warranties regarding recourse to the company. Management believes that any liabilities which may result from such recourse provisions are not significant.
Legal Proceedings
     On August 12, 1996, Douglas M. Lester, the company's former chairman, president and chief executive officer, filed suit individually and purportedly on behalf of the shareholders of the company, in Warren Circuit Court, Bowling Green, Kentucky, against the company and four of its directors. Mr. Lester claims that the company wrongfully terminated him on June 4, 1996, and that the four named directors breached their fiduciary duties to the company. He also alleges fraud, breach of contract, interference with contractual relations and invasion of privacy. Mr. Lester seeks, among other things, $1 million in compensatory damages, the value of certain stock options, and punitive damages. The trial is currently scheduled for April 1, 1998. Management believes that the litigation will not have a material adverse effect upon the consolidated financial statements of the company and intends to vigorously defend the action.
         As of December 31, 1997, there were various pending legal actions and proceedings against the company which arise in the normal course of business and in which claims for damages are asserted. Management, after discussion with legal counsel, believes that the ultimate result of these legal actions and proceedings will not have a material adverse effect upon the consolidated financial statements of the company.


(15) Fair Value of Financial Instruments
     The estimated fair values of the company's financial instruments are as follows:

                                                   December 31, 1997          December 31, 1996
                                                    -----------------          -----------------
                                                  Carrying       Fair        Carrying       Fair
 In thousands                                       Amount       Value        Amount       Value
 Financial assets:
  Cash and short-term investments ............   $   70,873   $   70,873   $   75,152   $    75,152
  Mortgage loans held for sale ...............      118,485      118,707       68,814        71,659
  Securities .................................      278,098      278,098      285,155       285,155
  Loans ......................................    1,515,803    1,580,122    1,432,934     1,518,354
  Other assets (interest rate floor contracts)          802        1,479          548           479
Financial liabilities:
  Deposits ...................................    1,573,838    1,590,469    1,579,217     1,606,223
  Federal funds purchased and repurchases ....      109,348      109,348       71,879        71,879
  Short-term borrowings ......................       70,000       70,173       55,000        55,235
  Long-term debt .............................      185,293      190,875      140,903       145,259

Interest rate swaps ..........................         --          1,386         --            (348)

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash, Short-Term Investments, Federal Funds Purchased and Repurchases
     For these short-term instruments, the financial statement carrying amount approximates fair value.
Securities
     The fair value of securities is based on quoted market prices or, if marke prices are not available, is estimated by discounting future cash flows using current rates at which investments would be made in similar instruments with similar credit ratings and equivalent remaining maturities.

Loans
     The fair value of loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for equivalent remaining maturities.
Deposits
     The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.
Long-term Debt and Other Short-term Borrowings
     Rates currently available to the company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt. Off-Balance-Sheet Financial Instruments
     The fair value of interest rate swap and floor agreements is based on quoted market prices or, if market quoted prices are not available, is estimated by discounting future cash flows using prevailing market rates for instruments of a similar type. The fair values of loan commitments and letters of credit are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The values of loan commitments and letters of credit were not material at December 31, 1997 and 1996. Limitations on Fair Value Reporting
     The fair value estimates are made at a discrete point in time based on relevant market information and information about the financial instruments. Because no active market exists for a significant portion of the company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
     The fair value estimates are based on financial instruments only. The company has not attempted to estimate the value of assets and liabilities not considered to be financial instruments, such as premises and equipment, the mortgage banking operation and the intangible value of its core deposits and branch system. Accordingly, the fair value estimates do not represent a fair value for the company as a whole.


(16) Second Quarter 1996 Initiatives
     Costs recognized in the second quarter of 1996 which are associated with the initiative to refocus the company's resources on core financial services include severance and related payroll taxes and benefits, write-downs of fixed assets to be sold or abandoned, professional fees associated with discontinuing certain activities and various other costs associated with the disposition of assets. These charges provide for the cost of exiting several initiatives which the company entered in 1995 and 1996, such as human resources consulting and venture capital, which were outside the company's core financial services. Also included in the charges are expenses associated with closing the Louisville, Kentucky office; mortgage loan production offices in Chattanooga, Jackson and Knoxville, Tennessee; and consolidation of operations in Bowling Green, Kentucky. Severance expense was also recognized related to changes designed to reduce costs in the retail delivery system and in investment management. The company sold its corporate jet, with the cost of its disposition included in second quarter expenses. The classification of these costs in the consolidated statement of income is as follows:

In thousands

     Compensation and employee benefits                                  $1,798
     Net occupancy expense                                                  475
     Furniture and equipment expense                                        325
     Professional fees                                                      340
     Writedowns and losses on sale of fixed assets                        1,698
     Other expenses                                                       1,171
                                                                         ------
         Total costs associated with the second quarter initiatives      $5,807


(17) Mortgage Banking and Servicing Activities
     The portfolio of mortgage loans serviced for others totaled $3.3 billion at December 31, 1997 and 1996. At December 31, 1997, the company had capitalized mortgage servicing rights of $46.870 million, which related to approximately $3.2 billion of the aggregate $3.3 billion of loans serviced. The mortgage servicing rights associated with the remaining $135 million of loans serviced are not subject to capitalization because the loans were originated and sold prior to the company's adoption of Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights ("SFAS 122"), which has been superseded by SFAS 125 (see note 2). At December 31, 1996, the company had capitalized mortgage servicing rights of $41,598,000. During 1997 and 1996, respectively, MSR's totaling $1.020 million and $1.417 million were recognized on mortgage loans originated, and $14.306 million and $17.436 million were recognized on servicing purchased.
     The company assesses the fair values of the capitalized mortgage servicing rights by stratifying the underlying loans by interest rate. The fair value of the mortgage servicing rights is then determined through a present value analysis of the estimated future net servicing revenues and expenses, using assumptions based upon market estimates for future servicing revenues and expenses. Significant estimates in the valuation process include loan prepayment expectations, delinquency and foreclosure rates, ancillary fee income and earnings on escrow balances. The fair value of the capitalized mortgage servicing rights was $52.747 million and $48.055 million as of December 31, 1997 and 1996, respectively. The fair value of the mortgage servicing rights not subject to capitalization because the underlying loans were originated and sold prior to the adoption of SFAS 122 was $2.092 million at December 31, 1997. Based on management's estimate of the fair value of each strata, no impairment existed at December 31, 1997 and, consequently, no valuation allowance was necessary.
     The cost of capitalized mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing income. Amortization for the years ended December 31, 1997 and 1996 was $6.439 million and $5.271 million, respectively.
     During 1997 and 1996, the company sold into the secondary market $1.033 billion and $614 million, respectively, of residential mortgage loans. These sales resulted in net gains of $3.308 million and $2.225 million respectively, excluding the portion capitalized in the MSR asset.


(18) Regulatory Capital Requirements
     The company and the banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain actions by regulators that, if undertaken, could have a material effect on the company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the company and the banks must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require the company and the banks to maintain a minimum ratio of Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) of 4.00%, total capital (as defined) to risk-weighted assets of 8.00%, and a Tier I leverage ratio (as defined) of 3.00%. Regulatory capital ratios for the company and the banks at December 31, 1997 and 1996, were as follows:


 December 31 - Dollars in thousands

                                                              1997            1996

 Trans Financial Bank, National Association:
Tier I capital ......................................   $     131,518    $     106,188
Total risk-based capital ............................         147,750          119,960
Total risk-adjusted assets ..........................       1,298,058        1,198,137
Tier I capital ratio ................................          10.13%            8.86%
Total risk-based capital ratio ......................          11.38%           10.01%
Tier I leverage ratio ...............................           8.42%            7.80%

Trans Financial Bank Tennessee, National Association:
Tier I capital ......................................          39,298           16,955
Total risk-based capital ............................          43,967           19,037
Total risk-adjusted assets ..........................         372,834          166,484
Tier I capital ratio ................................          10.54%           10.18%
Total risk-based capital ratio ......................          11.79%           11.43%
Tier I leverage ratio ...............................           7.47%            8.40%

Trans Financial Bank, F.S.B.:
Tier I capital ......................................            --             28,380
Total risk-based capital ............................            --             30,525
Total risk-adjusted assets ..........................            --            230,298
Tier I capital ratio ................................            --             12.32%
Total risk-based capital ratio ......................            --             13.25%
Tier I leverage ratio ...............................            --              7.82%

Trans Financial, Inc. (consolidated):
Tier I capital ......................................         140,264          122,012
Total risk-based capital ............................         193,699          172,823
Total risk-adjusted assets ..........................       1,654,250        1,599,870
Tier I capital ratio ................................           8.48%            7.63%
Total risk-based capital ratio ......................          11.71%           10.80%
Tier I leverage ratio ...............................           6.81%            6.36%

     For deposit insurance premiums and other supervisory purposes, the bank regulatory authorities have established four levels of capital adequacy based on these ratios. The highest of these is well capitalized, with a required Tier I risk-based capital ratio of at least 6.00%, a total risk-based capital ratio of at least 10.00%, and a Tier I leverage ratio of at least 5.00%. The most recent notifications received from the bank regulatory authorities categorized each of the banks as well capitalized. As of December 31, 1997, no conditions or events have occurred since those notifications which management believes would change any of the banks' capital categories.


(19) Deposits
     Time deposits of $100 thousand or more totaled $349.5 million at December 31, 1997, and $336.1 million at December 31, 1996. Interest expense on time deposits of $100 thousand or more was $19.4 million in 1997, $16.5 million in 1996 and $11.8 million in 1995.
     The following table shows the maturities of certificates of deposit, including individual retirement accounts and brokered certificates of deposit, as of December 31, 1997.

   In thousands
   Year ended December 31
      1998                                                            $660,963
      1999                                                             184,154
      2000                                                              68,431
      2001                                                               8,383
      2002 and later years                                               6,981
                                                                      --------
      Later years                                                     $928,912


(20) Parent Company Financial Statements
     Condensed financial data for Trans Financial, Inc. (parent company only) as of December 31, 1997 and 1996 and for the years ended December 31, 1997,
1996 and 1995 are as follows:

 Condensed Balance Sheets
 December 31 - In thousands
                                                  1997       1996
 Assets

Cash on deposit with subsidiaries ...........   $  2,716   $  3,277
Investment in subsidiaries ..................    181,843    160,195
Other investments ...........................        100        356
Other assets ................................      9,290     11,143
                                                --------   --------
   Total assets .............................   $193,949   $174,971

Liabilities and Shareholders' Equity
Long-term debt and other notes payable ......   $ 35,293   $ 35,903
Other liabilities ...........................      7,879      7,752
Shareholders' equity ........................    150,777    131,316
                                                 -------   --------
   Total liabilities and shareholders' equity   $193,949   $174,971


 Condensed Statements of Income
 Years Ended December 31
 In thousands

                                                                   1997       1996     1995
 Income
  Dividends from subsidiaries ................................   $ 7,000   $10,000   $10,000
  Other interest and dividends ...............................         2        87       180
  Management fees from subsidiaries and other income .........     6,060     6,846     5,317
                                                                 -------   -------    -------
  Total income ...............................................    13,062    16,933    15,497
Expenses
  Interest on long-term debt and other notes payable .........     2,430     2,441     2,462
  Other expenses .............................................     9,421    12,155     9,819
                                                                  -------   -------   -------
  Total expenses .............................................    11,851    14,596    12,281
                                                                  -------   -------   -------
Income before income tax benefit and equity
  in undistributed earnings of subsidiaries ..................     1,211     2,337     3,216
Federal income tax benefit ...................................     1,818     2,506     2,083
                                                                 -------   -------   -------
Income before equity in undistributed earnings of subsidiaries     3,029     4,843     5,299
Equity in undistributed earnings of subsidiaries .............    20,904     2,039    10,016
                                                                 -------   -------   -------
Net income ...................................................   $23,933   $ 6,882   $15,315


 Condensed Statements of Cash Flows
 Years Ended December 31
 In thousands

                                                        1997         1996       1995
 Cash flows from operating activities:
Net income .........................................   $ 23,933    $ 6,882    $ 15,315
Adjustments to reconcile net income to cash
  provided by operating activities:
    Amortization ...................................        568        584         680
    Equity in undistributed earnings of subsidiaries    (20,904)    (2,039)    (10,016)
Gain on sale of securities available for sale ......       (210)      --          --
Decrease (increase) in other assets ................      1,865     (5,739)     (1,639)
Increase (decrease) in other liabilities ...........         (9)     5,717         771
                                                         -------    -------   --------
  Net cash provided by operating activities ........      5,243      5,405       5,111
Cash flows from investing activities:
Repayment of advances to subsidiaries ..............       --        2,710        --
Proceeds from sale of securities ...................        252       --          --
Purchase of securities available for sale ..........       --         (100)       --
                                                          -------    -------   --------
  Net cash provided by investing activities ........        252      2,610        --
Cash flows from financing activities:
Repayment of long-term debt and other notes payable          (5)      (124)        (60)
Proceeds from issuance of common stock .............      1,725      1,022         800
Dividends paid .....................................     (7,776)    (7,244)     (6,750)
                                                         -------    -------   --------
  Net cash used in financing activities ............     (6,056)    (6,346)     (6,010)
                                                         -------    -------   --------
Net increase (decrease) in cash and cash equivalents       (561)     1,669        (899)
Cash and cash equivalents at beginning of year .....      3,277      1,608       2,507
                                                          -------    -------   --------
Cash and cash equivalents at end of year ...........   $  2,716    $ 3,277    $  1,608
Supplemental information:
  Cash paid for interest ...........................   $  2,432    $ 2,438    $  1,866
  Non-cash transactions (note 3) ...................      1,579        889       8,770



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.

Part III

Item 10. Directors and Executive Officers of the Registrant
     The information set out in the sections entitled Section 16(a) Beneficial Ownership Reporting Compliance and Proposal I: Election of Directors in the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders and the information set out in the section entitled Executive Officers of the Registrant on pages 6 and 7 of Part I of this report are incorporated herein by reference.


Item 11. Executive Compensation
     The information set out in the section entitled Executive Compensation and Other Information (except the information under the sections entitled Report of Compensation Committee of the Board of Directors on Executive Compensation and Performance Graph) in the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management
     The information set out in the section entitled Voting Securities and Ownership in the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions
     The information set out in the sections entitled Compensation Committee Interlocks and Insider Participation and Transactions with Management and Others in the registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (a) (1) Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick LLP, as set forth in Part II
           Item 8 of this  report is incorporated herein by reference.
       (2) Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
       (3) List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 61 and 62 of this report is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

   (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the last quarter of the period covered by this report.

   (c) Exhibits
       The exhibits listed on the Exhibit Index on pages 61 and 62 of this Form 10-K are filed as a part of this report.

   (d) Financial statement schedules
       No financial statement schedules are required to be filed as a part of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Trans Financial, Inc.
                                                             (Registrant)


                                      By:   /s/Vince A. Berta
                                               Vince A. Berta
                                          President  and Chief Executive Officer
                                          Date:   February 27, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 27, 1998, by the following persons on behalf of the registrant and in the capacities indicated.


   (a) Principal Executive Officer:



     /s/Vince A. Berta
     Vince A. Berta
     President, Chief Executive Officer
       and Director



   (b) Principal Financial Officer:



     /s/ Edward R. Matthews
     Edward R. Matthews
     Executive Vice President
       and Chief Financial Officer



   (c) Principal Accounting Officer:



     /s/ Ronald B. Pigeon
     Ronald B. Pigeon
     Controller

   (d) Directors:



     /s/ Mary D. Cohron
     Mary D. Cohron



     /s/ Floyd H. Ellis
     Floyd H. Ellis



     /s/ David B. Garvin
     David B. Garvin



     /s/ Wayne Gaunce
     Wayne Gaunce



     /s/ C. C. Howard Gray
     C.C. Howard Gray



     /s/ Charles A. Hardcastle
     Charles A. Hardcastle


     /s/ Carroll F. Knicely
     Carroll F. Knicely



     /s/ C. Cecil Martin
     C. Cecil Martin



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

   3(c)  Restated Bylaws of the registrant are incorporated by reference to
          Exhibit 4(b)of the registrant's report on Form 10-K for the year ended December 31, 1993.

   4(a)  Rights Agreement dated January 20, 1992 between Manufacturers
          Hanover Trust Company and Trans Financial, Inc.*

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

   10(a) Trans Financial, Inc. 1987 Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the registrant (File No. 33-43046).*

   10(b) Trans Financial, Inc. 1990 Stock Option Plan.*

   10(c) Trans Financial, Inc. 1992 Stock Option Plan.*

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

   10(f) Description of the registrant's Performance Incentive Plan is incorporated by reference to Exhibit 10(f) of the registrant's Report on Form 10-K for the year ended December 31, 1996.*

   10(g) Form of Deferred Compensation Agreement between registrant and Vince A.
           Berta, Barry D. Bray, James G. Campbell, Tommy W. Cole, Roger E. Lundin, Michael L. Norris, Jay B. Simmons and certain other officers of the registrant is incorporated by reference to Exhibit 10(g) of the registrant's Report on Form 10-K for the year ended
           December 31, 1992.*

   10(h) Trans Financial, Inc. Dividend Reinvestment and Stock Purchase Plan is incorporated by reference to Registration Statement on Form S-3 of the registrant dated May 15, 1991 (File No. 33-40606).

   10(i) Loan Agreement dated as of July 6, 1993 between First Tennessee Bank
          National Association and Trans Financial, Inc. is incorporated by reference to Exhibit 10(p) to the Registration Statement on Form S-2 of the registrant (File No. 33-67686).

   10(j) Distribution Agreement dated September 28, 1995 between Registrant, Trans Financial Bank, N.A. and Donaldson, Lufkin & Jenrette Securities Corporation is incorporated by reference to Exhibit 10(a) of the registrant's report on Form 10-Q for the quarter ended September 30, 1995.

   10(k) Fiscal and Paying Agency  Agreement  dated  September 28, 1995 between
         Trans Financial Bank, N.A. and First Fidelity Bank, N.A. is incorporated by reference to Exhibit 10(b) of the registrant's report on Form 10-Q for the quarter ended September 30, 1995.

   10(l) 1995 Executive Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated March 9, 1995, for the
         April 24, 1995,  Annual Meeting of Shareholders.*

   10(m) Investment and Financial  Advisory  Services  Agreement  between Trans
         Financial Bank, National Association, and Mastrapasqua & Associates, Inc. is incorporated by reference to Exhibit 10(n) of the registrant's Report on Form 10-K for the year ended December 31, 1996.*

   10(n) Form of Retention  Agreements between Registrant and Vince A. Berta,
         James G. Campbell, Tommy W. Cole, Ronald Szejner, and certain other officers is incorporated by reference to Exhibit 10(o) of the registrant's Report on Form 10-K for the year ended December 31, 1996.*

   10(o) 1996 Directors Stock  Compensation Plan is incorporated by reference to
         Exhibit 10(n) of the registrant's report on Form 10-Q for the quarter ended March 31, 1996.*

   10(p) 1996 Consolidated Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated February 28, 1997, for the
         April 28, 1997 Annual Meeting of Shareholders.*

   10(q) Summary of 1997 Trans Financial Leadership Incentive Plan is incorporated by reference to Exhibit 10 of the registrant's report on Form 10-Q for the quarter ended June 30, 1997.*

   10(r) Amendment to 1995 Executive Stock Option Plan is incorporated by reference to Exhibit 10(a) of the registrant's report on Form 10-Q for the quarter ended September 30, 1997.*

   10(s) Agreement dated September 30, 1997, between registrant and executive officer is incorporated by reference to Exhibit 10(b) of the registrant's report on Form 10-Q for the quarter ended
         September 30, 1997.*

   10(t) First Amendment to Directors' Stock Compensation Plan adopted
         December 15, 1997.*

   11  Statement Regarding Computation of Per Share Earnings

   21  List of Subsidiaries of the Registrant

   23  Consent of Independent Auditors

   27  Financial Data Schedule (for SEC use only)


   * Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10) (iii) of Regulation S-K.