Form 10-Q
period 1998-03-31
TRANS FINANCIAL INC
filed 1998-05-15
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the quarter ended March 31, 1998
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on May 14, 1998: 11,739,293 shares.

                         Part I - Financial Information


Item 1. Financial Statements


 Consolidated Balance Sheets
 (Unaudited)
 In thousands, except share data

                                             March 31    December 31      March 31
                                                1998          1997           1997
 Assets
Cash and due from banks ..................  $    84,651   $    70,774   $    60,746
Interest-bearing deposits with banks .....           99            99            98
Mortgage loans held for sale .............      189,511       118,485        70,836
Securities available for sale (amortized
   cost of $260,855 as of  March 31, 1998;
   $276,554 as of December 31, 1997;
   and $256,732 as of March 31, 1997) ....      262,465       278,098       254,718
Loans, net of unearned income ............    1,556,665     1,537,820     1,448,765
Less allowance for loan losses ...........       22,777        22,017        19,010
                                            -----------   -----------   -----------
   Net loans .............................    1,533,888     1,515,803     1,429,755
Premises and equipment, net ..............       38,843        37,429        37,670
Mortgage servicing rights ................       45,180        46,870        42,845
Other assets .............................       49,167        47,453        41,274
                                            ===========   ===========   ===========
   Total assets ..........................  $ 2,203,804   $ 2,115,011   $ 1,937,942
                                            ===========   ===========   ===========

Liabilities and Shareholders' Equity
Deposits:
   Non-interest bearing ..................  $   254,151   $   235,695   $   205,414
   Interest bearing ......................    1,370,282     1,338,143     1,311,540
                                            -----------   -----------   -----------
   Total deposits ........................    1,624,433     1,573,838     1,516,954
Federal funds purchased and
   repurchase agreements .................      125,391       109,348        58,317
Other short-term borrowings ..............       70,000        70,000        55,000
Long-term debt ...........................      195,125       185,293       140,796
Other liabilities ........................       28,521        25,755        32,517
                                            -----------   -----------   -----------
   Total liabilities .....................    2,043,470     1,964,234     1,803,584
Shareholders' equity:
   Common stock, no par value. Authorized
      50,000,000 shares; issued and
      outstanding 11,717,356; 11,471,689;
      and 11,417,749 shares, respectively        21,970        21,510        21,408
   Additional paid-in capital ............       50,723        46,284        45,294
   Retained earnings .....................       88,422        83,947        71,401
   Accumulated other comprehensive income ...       898           882        (1,395)
   Employee Stock Ownership Plan shares
      purchased with debt ................       (1,679)       (1,846)       (2,350)
                                            -----------   -----------   -----------
   Total shareholders' equity ............      160,334       150,777       134,358
                                            -----------   -----------   -----------
   Total liabilities
     and shareholders' equity ............  $ 2,203,804   $ 2,115,011   $ 1,937,942
                                            ===========   ===========   ===========

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Income
 (Unaudited)
 In thousands, except per share data
 For the three months ended March 31
                                         1998      1997

 Interest income
  Loans, including fees ..............  $35,786  $33,608
  Securities available for sale ......    3,817    3,820
  Mortgage loans held for sale .......    2,468    1,229
  Interest-bearing deposits with banks        7        2
                                        -------  -------
  Total interest income ..............   42,078   38,659
Interest expense
  Deposits ...........................   16,466   15,505
  Federal funds purchased
    and repurchase agreements ........    1,075      591
  Long-term debt and other
    borrowings .......................    4,207    3,263
                                         ------  -------
  Total interest expense .............   21,748   19,359
                                        -------  -------
Net interest income ..................   20,330   19,300
  Provision for loan losses ..........    2,220    1,950
                                        -------  -------
Net interest income after
  provision for loan losses ..........   18,110   17,350
Non-interest income
  Service charges on deposit accounts     2,471    2,495
  Mortgage banking income ............    4,610    2,757
  Gains on sales of securities
    available for sale, net ..........      150      221
  Trust services .....................      617      561
  Brokerage income ...................      802      710
  Other ..............................    1,615    1,175
                                         ------  -------
  Total non-interest income ..........   10,265    7,919
Non-interest expenses
  Compensation and benefits ..........    9,384    8,608
  Net occupancy expense ..............    1,160    1,150
  Furniture and equipment expense ....    1,809    1,566
  Deposit insurance ..................      102      103
  Professional fees ..................      642      666
  Postage, printing & supplies .......    1,064      980
  Processing fees ....................      591      495
  Communications .....................      748      658
  Other ..............................    2,995    2,813
                                         ------  -------
  Total non-interest expenses ........   18,495   17,039
                                         ------  -------
Income before income taxes ...........    9,880    8,230
Income tax expense ...................    3,306    2,682
                                       --------  -------

Net income ...........................  $ 6,574  $ 5,548
                                         ======  =======
Diluted earnings per share ...........  $  0.55  $  0.48
                                         ======  =======
Basic earnings per share .............  $  0.57  $  0.49
                                        =======  =======

 See accompanying notes to consolidated financial statements.

 Consolidated Statements of Comprehensive Income
 (Unaudited)
 In thousands
 For the three months ended March 31
                                                          1998       1997


Net income ............................................  $ 6,574     5,548
Other comprehensive income, net of tax:
    Unrealized holding gains (losses) during the period
       on securities available for sale ...............      182    (1,096)
    Reclassification adjustments for (gains)losses
       on securities included in net income ...........     (166)     (207)
                                                         -------   -------
Total other comprehensive income ......................       16    (1,303)
                                                         =======   =======
Comprehensive income ..................................  $ 6,590   $ 4,245
                                                         ========  ========

 See accompanying notes to consolidated financial statements.




Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands
                                             1998         1997

Balance January 1 .......................  $ 150,777   $ 131,316
  Net income ............................      6,574       5,548
  Other comprehensive income ............         16      (1,303)
  Issuance of common stock ..............      4,900         633
  Cash dividends declared on common stock     (2,100)     (1,937)
  ESOP debt reduction ...................        167         101
                                           =========   =========
Balance at end of period ................  $ 160,334   $ 134,358
                                           =========   =========

  See accompanying notes to consolidated financial statements.



 Consolidated Statements of Cash Flows
 (Unaudited)
 In thousands
 For the three months ended March 31

                                                                         1998         1997

 Cash flows from operating activities:
Net income .......................................................   $   6,574    $   5,548
Adjustments to reconcile net income to cash
  provided by operating activities:
    Provision for loan losses ....................................       2,220        1,950
    Deferred tax expense .........................................        (609)        (472)
    Gain on sale of securities available for sale ................        (150)        (221)
    Gain on sale of mortgage loans held for sale .................      (2,288)        (980)
    Gain on sale of premises and equipment .......................        --             (6)
    Gain on sale of Mt. Pleasant, Tennessee office ...............        (430)        --
    Depreciation and amortization of fixed assets ................       1,665        1,215
    Amortization of intangible assets ............................         396          323
    Amortization of premium on securities and loans, net .........         130          199
    Amortization of mortgage servicing rights ....................       1,803        1,460
Decrease in accrued interest receivable ..........................       1,110        1,984
Decrease in other assets .........................................       1,528       20,345
Increase(decrease) in accrued interest payable ...................      (2,863)       1,585
Increase in other liabilities ....................................       5,661        5,897
Sale of mortgage loans held for sale .............................     378,844      187,861
Originations of mortgage loans held for sale .....................    (447,582)    (189,097)
                                                                     ---------    ---------
  Net cash provided by (used in) operating activities ............     (53,991)      37,591

Cash flows from investing activities:
Proceeds from sale of securities available for sale ..............        --          2,154
Proceeds from prepayment and call of securities available for sale       9,798        2,295
Proceeds from maturities of securities available for sale ........      30,754       24,335
Purchase of securities available for sale ........................     (24,864)        (231)
Net decrease(increase) in loans ..................................     (20,562)         838
Net cash outflow from sale of Mt. Pleasant, Tennessee office .....      (8,826)        --
Proceeds from sale of mortgage servicing rights ..................       1,489         --
Purchase and origination of mortgage servicing rights ............      (5,830)      (3,060)
Proceeds from sale of foreclosed assets ..........................         329          407
Purchases of premises and equipment ..............................      (3,158)      (1,713)
Proceeds from disposal of premises and equipment .................          38          211
                                                                     ---------    ---------
  Net cash provided by (used in) investing activities ............     (20,832)      25,236

Cash flows from financing activities:
Net increase (decrease) in deposits ..............................      59,858      (62,263)
Net increase (decrease) in federal funds purchased
  and repurchase agreements ......................................      16,043      (13,562)
Proceeds from issuance of long-term debt .........................      10,000         --
Repayment of long-term debt ......................................        --             (6)
Proceeds from issuance of common stock ...........................       4,899          633
Dividends paid ...................................................      (2,100)      (1,937)
                                                                     ---------    ---------
  Net cash provided by (used in) financing activities ............      88,700      (77,135)
                                                                     ---------    ---------
Net increase (decrease) in cash and cash equivalents .............      13,877      (14,308)
Cash and cash equivalents at beginning of year ...................      70,774       75,054
                                                                     ---------    ---------
Cash and cash equivalents at end of period .......................   $  84,651    $  60,746
                                                                     =========    =========


 See accompanying notes to consolidated financial statements.


 Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
     The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries (the "company") conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements include the accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1997 annual report on Form 10-K.
     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:

 In thousands
 For the periods ended March 31
                                                 1998         1997
 Balance beginning of period ...............   $ 22,017    $ 21,016
   Provision for loan losses ...............      2,220       2,650
   Loans charged off .......................     (2,023)     (2,098)
   Recoveries of loans previously charged off       563         271
                                               ---------   ---------
   Net charge-offs .........................     (1,460)     (1,827
                                               ---------   ---------
 Balance at end of period ..................   $ 22,777    $ 21,839


(3) Impaired Loans
     The company's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114"), was $14,514,000 at March 31, 1998. Of that amount, $12,423,000 represents loans for which an allowance for loan losses, in the amount of $3,068,000 has been established under SFAS 114. Impaired loans totaled $4,258,000 at March 31, 1997, including $1,715,000 of loans for which an allowance was established totaling $590,000.
     The average recorded investment of impaired loans was $15,829,000 and $4,436,000 for the three months ended March 31, 1998 and 1997, respectively. Interest income recognized on impaired loans totaled $94,000 for the three months ended March 31, 1998. For the comparable period in 1997, interest income on impaired loans totaled $22,000.

 (4) New Accounting and Disclosure Standard
     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130, which became effective in the first quarter of 1998, requires a presentation of comprehensive income in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all other changes in shareholders' equity during the reporting period except those resulting from investments by shareholders and distributions to shareholders. To comply with SFAS 130, the company is presenting in this report a new Consolidated Statement of Comprehensive Income.

 (5) Subsequent Event
     On April 9, 1998, the company entered into an agreement and Plan of Merger with Star Banc Corporation, based in Cincinnati, Ohio ("Star Banc"). In accordance with the terms of the merger agreement, each share of the company's common stock will be converted into 0.9003 share of Star Banc common stock. The merger is subject to various conditions, including approval by shareholders of the company and by the appropriate bank regulatory authorities.

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations
General
     Trans Financial, Inc. ("the company") is a bank holding company registered under the Bank Holding Company Act of 1956. The company has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY"), consisting of all of the company's banking activities in Kentucky, and Trans Financial Bank Tennessee, National Association ("TFB-TN"), consisting of all of the company's Tennessee banking activity. (On July 26, 1997, the company's former thrift subsidiary--Trans Financial Bank, F.S.B.--was merged into TFB-KY, and its Tennessee operations were sold to TFB-TN. These transactions consolidated the company's banking operations into its current two national bank charters.)
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc.--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC").
     During April 1997, the company sold substantially all of the deposits, premises and equipment, and certain other assets of its Lebanon and Sparta, Tennessee offices. These two offices represented $17 million of the company's total deposits as of March 31, 1997. The company's Mt. Pleasant, Tennessee office, consisting of $10 million of deposits, was sold on March 4, 1998.
     On August 29, 1997, the Trans Adviser family of mutual funds ("the Funds") was transferred to the Countrywide Family of Funds. TFB-KY had acted as investment adviser to the Funds, which had total assets of $159 million as of June 30, 1997. However, as a result of this transfer, TFB-KY no longer serves in that capacity. The transfer did not have a significant impact on the company's financial condition or results of operations.
     On April 9, 1998, the company entered into an agreement and Plan of Merger with Star Banc Corporation, based in Cincinnati, Ohio ("Star Banc"). In accordance with the terms of the merger agreement, each share of the company's common stock will be converted into 0.9003 share of Star Banc common stock. The merger is subject to various conditions, including approval by shareholders of the company and by the appropriate bank regulatory authorities.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

Results of Operations
Overview
     For the three months ended March 31, 1998, the company earned $6.6 million, or $0.55 per diluted share, compared to $5.5 million, or $0.48 per diluted share, for the first quarter of 1997. Results for the first quarter of 1998 produced an annualized return on average assets of 1.25% and a return on average shareholders' equity of 17.10%, compared with 1.16% and 16.75%, respectively, for the first quarter of 1997.

Net Interest Income
     Net interest income on a tax-equivalent basis totaled $20.6 million in the first quarter of 1998, compared with $19.7 million in the comparable 1997 period--a 5% increase. For the first quarter of 1998, the net interest margin (net interest income as a percentage of average interest-earning assets) on a tax-equivalent basis decreased 15 basis points, from 4.44% to 4.29%, compared to the same period in 1997.
     Approximately $770 million of the company's loans reprice immediatlely with changes in the prime rate, and another $65 million of loans reprice within three months of a change in prime. The prime rate increased to 8.50% in late first quarter 1997, and has remained constant since then. Since late 1997, a significantly larger proportion of interest earning asset growth has come from lower earning mortgage loans held for sale. Also during this time, the company's funding costs continued to rise, as greater reliance has been placed on wholesale funding sources, such as brokered deposits and other borrowed funds. As a result, the company's net interest-rate spread (the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities) decreased twenty basis points compared to the first quarter 1997, negatively impacting the net interest margin. This negative impact was partially offset during 1998 by increased interest income due to growth in loans and in mortgage loans held for sale.
     The following tables show, for the three-month periods ended March 31, 1998 and 1997, the relationship between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities. The tables reflect increased volumes of commercial loans, mortgage loans held for sale, brokered certificates of deposit and borrowed funds.



 Average Consolidated Balance Sheets and Net Interest Analysis

 For the three months ended March 31
 Dollars in thousands

                                                           1998                                 1997
                                         Average                      Average     Average                 Average
                                         Balance       Interest       Rate        Balance     Interest     Rate
 Assets:
 Interest-earning assets:
  Loans, net of unearned income ....   $1,543,321    $   35,859*      9.42%      $1,453,965     $33,690*    9.40%

  Securities .......................      264,957         4,067*      6.23%         271,685       4,103*    6.12%

  Mortgage loans held for sale .....      145,873         2,468       6.86%          69,409       1,229     7.18%
  Federal funds sold
    and other interest income ......          432             7       6.57%              98           2     8.28%
                                        ---------    ----------                  ----------     -------
Total interest-earning assets /
  interest income ..................    1,954,583        42,401       8.80%       1,795,157      39,024     8.82%
                                                        -------                                  ------
Non-interest-earning assets:
  Cash and due from banks ..........       64,846                                    49,593
  Premises and equipment ...........       38,143                                    37,608
  Other assets .....................       70,335                                    65,569
                                       ----------                                ----------
Total assets .......................   $2,127,907                                $1,947,927
                                       ==========                                ==========
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
  Interest-bearing deposits:
    Interest-bearing demand (NOW) ..   $   66,485    $      562       3.43%      $   33,883     $   255     3.05%
    Savings deposits ...............       95,296           587       2.50%         104,144         687     2.68%
    Money market accounts ..........      259,834         2,167       3.38%         270,391       2,140     3.21%
    Certificates of deposit ........      717,231         9,800       5.54%         723,120       9,578     5.37%
    Brokered certificates of deposit      144,860         2,261       6.33%         110,323       1,715     6.30%
    Individual Retirement Accounts .       78,936         1,089       5.60%          83,404       1,130     5.49%
                                        ---------    ----------                   ----------    -------
    Total interest-bearing deposits     1,362,642        16,466       4.90%       1,325,265      15,505     4.74%
Federal funds purchased
  and repurchase agreements ........       83,145         1,075       5.24%          47,932         591     5.00%
Other short-term borrowings ........       80,367         1,159       5.85%          72,833         983     5.47%
Long-term debt .....................      193,515         3,048       6.39%         140,895       2,280     6.56%
                                        ---------    ----------                   ----------    -------
  Total borrowed funds .............      357,027         5,282       6.00%         261,660       3,854     5.97%
                                        ---------    ----------                   ----------    -------
Total interest-bearing liabilities /
  interest expense .................    1,719,669        21,748       5.13%       1,586,925      19,359     4.95%
                                                        -------                                 -------
Non-interest-bearing liabilities:
  Non-interest-bearing deposits ....      226,740                                   201,759
  Other liabilities ................       25,593                                    24,921
                                        ---------                                  --------
  Total liabilities ................    1,972,002                                 1,813,605
Shareholders' equity ...............      155,905                                   134,322
                                        ---------                                 ---------
Total liabilities
  and shareholders' equity .........   $2,127,907                                $1,947,927
                                       ==========                                 =========
Net interest-rate spread ...........                                  3.67%                                 3.87%
Impact of non-interest bearing
  sources and other changes in
  balance sheet composition ........                                  0.62%                                 0.57%
                                                                    -------                                 -----
Net interest income /
  margin on interest-earning assets                  $   20,653       4.29%                     $19,665     4.44%
                                                        =======     ========                    =======     ====

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

  Analysis of Changes in Net Interest Income
     Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the three-month period ended March 31, 1998, as compared to the same period in 1997.

 First Quarter 1998 vs. 1997
                                         Increase (decrease)
                                      in interest income and expense
                                        due to changes in:
 In thousands

                                      Volume     Rate     Total
 Interest-earning assets:
Loans ............................   $ 2,076    $  93    $ 2,169
Securities .......................      (103)      67        (36)
Mortgage loans held for sale .....     1,296      (57)     1,239
Federal funds sold
  and other interest income ......         5     --            5
                                     -------    -----    -------
Total interest-earning assets ....     3,274      103      3,377

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....       272       35        307
Savings deposits .................       (56)     (44)      (100)
Money market accounts ............       (85)     112         27
Certificates of deposit ..........       (79)     301        222
Brokered certificates of deposit .       539        7        546
Other time deposits ..............       (61)      20        (41)
                                     -------    -----    -------
  Total interest-bearing deposits        530      431        961
Federal funds purchased
  and repurchase agreements ......       454       30        484
Other short-term borrowings ......       106       70        176
Long-term debt ...................       830      (62)       768
                                     -------    -----    -------
  Total borrowed funds ...........     1,390       38      1,428
                                     -------    -----    -------
Total interest-bearing liabilities     1,920      469      2,389
                                     -------    -----    -------
Increase (decrease)
  in net interest income .........   $ 1,354    $(366)   $   988
                                     =======    =====    =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the absolute dollar amounts of the change in each.

Provision for Loan Losses
     The provision for loan losses was $2.2 million (0.58% of average loans on an annualized basis, excluding mortgage loans held for sale) for the first quarter of 1998, compared with $2.0 million (0.54% of average loans) for the comparable period of 1997. Net loan charge-offs were $1.5 million (0.38% of average loans) for the first quarter of 1998, compared with $1.0 million (0.28% of average loans) for the first quarter of 1997.
     The provision for loan losses and the level of the allowance for loan losses reflect management's evaluation of the risk in the loan portfolio. The increased provision in 1998 as compared to 1997 reflects overall growth in the loan portfolio as well as a higher level of non-performing loans. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this report.

Non-Interest Income
     Non-interest income for the first quarter of 1998 increased $2.3 million, or 30%, over the first quarter of 1997. Mortgage banking income, which increased 56% from the year-ago quarter, accounted for $1.7 million of the total increase in non-interest income. The Surety Mortgage (Cape Coral, Florida) acquisition and the new mortgage office in Little Rock, Arkansas, represent $501 thousand of the increase in mortgage banking income. In addition, the company recognized a net pre-tax gain of $430 thousand on the sale of the Mt. Pleasant, Tennessee, sales center. This gain is included in other non-interest income.
     During the first quarter of 1998, the company sold $459 million from the mortgage servicing portfolio to reduce the risk of future impairment in the carrying value of the mortgage servicing asset. No net gain or loss was recognized on the sale.

Non-Interest Expenses
     Non-interest expenses increased $1.5 million, or 9%, in the first quarter of 1998, compared to the first quarter of 1997. The increased expenses in 1998 include $410 thousand in operating expenses associated with the new mortgage offices in Florida and Arkansas. Technology initiatives for investments in branch automation, expanding the convenience-store ATM network and additional enhancements to customer-oriented decision-support systems resulted in a $243 thousand increase in non-interest expense. Performance-based compensation initiatives resulted in an additional $295 thousand in incentive compensation, and annual employee merit increases added another $288 thousand in compensation expense. The efficiency ratio (a measure of operating expenses per dollar of income) decreased to 61.3% in the first quarter of 1998 (excluding the branch sale gain and securities gains and losses)--an improvement over the 63.1% efficiency ratio in the first quarter of 1997.

Income Taxes
     Income tax expense totaled $3.3 million for the first quarter of 1998, compared with $2.7 million in the comparable 1997 period. These represent effective tax rates of 33.5% and 32.6%, respectively.


Balance Sheet Review
Overview
     Assets at March 31, 1998 totaled $2.20 billion, compared with $2.12 billion at December 31, 1997, and $1.94 billion a year ago. Average total assets for the first quarter increased $180 million (9%) over the past year to $2.13 billion. Average interest-earning assets increased $159 million to $1.95 billion.

Loans
     The company experienced annualized loan growth of 5% from December 31, 1997, to March 31, 1998. At March 31, 1998, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.56 billion, compared with $1.54 billion at December 31, 1997, and $1.45 billion a year ago.
     Total loans, net of unearned income, averaged $1.54 billion in the first quarter of 1998, excluding mortgage loans held for sale of $146 million. For the comparable period in 1997, loans averaged $1.45 billion, excluding the $69 million of mortgage loans held for sale.
     As of March 31, 1998, the company's 47 largest credit relationships consisted of loans and loan commitments ranging from $5 million to $19 million, one of which was classified as a non-accrual loan (see the Asset Quality discussion below). The aggregate amount of these credit relationships was $501 million. These large credit relationships have been underwritten and structured to minimize the company's exposure to loss. However, a significant deterioration in the financial condition of one or more of these borrowers could result in an increase in the company's loan charge-offs. In addition, the prepayment of one or more of these credits or their refinancing at another financial institution may have a negative impact on the company's future net income and loan growth.

Asset Quality
     Non-performing loans, which include non-accrual loans, accruing loans past due 90 days or more and restructured loans, totaled $24.6 million as of March 31, 1998, essentially flat as compared to December 31, 1997, and up $15.1 million from the end of the first quarter of 1997. The increase from a year ago is primarily attributable to $11.8 million of loans to a coal mining operation. The company is closely monitoring its $26.5 million exposure to the coal industry, which is down from $33.5 million at December 31, 1997. At March 31, 1998, the company's exposure consisted of the non-accrual loan mentioned above as well as an additional 107 relationships, with the next largest single credit exposure totaling $2.5 million.
     The ratio of non-performing loans to total loans (net of unearned income) was 1.58% at March 31, 1998, compared with 1.59% at the end of 1997 and 0.66% a year ago. Non-performing assets, which include non-performing loans, foreclosed real estate and other foreclosed property, totaled $25.6 million as of March 31, 1998, as compared to $11.1 million at March 31, 1997. The ratio of non-performing assets to total assets increased to 1.16% at March 31, 1998, from 0.57% a year ago.
     The following table presents information concerning non-performing assets, including non-accrual and restructured loans.



 Non-performing Assets
 Dollars in thousands

                                                      March 31   December 31    March 31
                                                         1998       1997         1997
Non-accrual loans ...................................   $20,593    $21,803    $ 5,528
Accruing loans which are contractually
  past due 90 days or more ..........................     3,403      1,991      3,388
Restructured loans ..................................       622        687        633
                                                       --------   --------     ------
  Total non-performing and restructured loans .......    24,618     24,481      9,549
Foreclosed real estate ..............................       727        845      1,328
Other foreclosed property ...........................       258        217        175
                                                       --------   --------     ------
  Total non-performing and restructured loans and
    foreclosed property .............................   $25,603    $25,543    $11,052

Non-performing and restructured loans
  as a percentage of loans, net of unearned income ..      1.58%      1.59%      0.66%
Total non-performing and restructured loans and
  foreclosed property as a percentage of total assets      1.16%      1.21%      0.57%


     Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were modified due to a deterioration in the financial condition of the borrower.
     Six commercial credit relationships account for $16.3 million, or 79%, of the company's non-accrual loans at March 31, 1998. The largest of these credits is the $11.8 million relationship with the coal mining operation mentioned above. The other five credits consist of $1.7 million to a grocery chain, $1.0 million to a tobacco processing company, $0.5 million to a trucking company, $0.8 million to a real estate developer and $0.5 million to a truck stop operation. Of the $3.1 million allowance for loan losses established in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan, these six credits account for $2.8 million. The remaining non-accrual loan balance consists of various commercial and consumer loans, with no single borrower representing more than $310,000.
     Foreclosed real estate at March 31, 1998, consists of several properties, with no single property exceeding $135,000.
     As of March 31, 1998, the company had $4.8 million of loans which were not included in the past due, non-accrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated at this time in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall size and quality of the loan portfolio, historical loan loss experience, loan delinquency trends and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. The potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.
     The allowance for loan losses is established through a provision for loan losses charged to expense. At March 31, 1998, the allowance was $22.8 million, up from $22.0 million at December 31, 1997, and $19.0 million at March 31, 1997. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at March 31, 1998, was 1.46%, compared with 1.43% at December 31, 1997, and 1.31% at March 31, 1997. The increase from March 31, 1997 reflects in part management's review of the growth in the loan portfolio, the continuing concentrations of credit among the company's largest credit relationships, and anticipated general economic conditions in the company's markets.
     The allowance as a percentage of non-performing loans was 93% at March 31, 1998, as compared to 90% at year-end 1997 and 199% at March 31, 1997, due to the previously-mentioned $11.8 million of coal mining loans which were classified as non-accrual at December 31, 1997 and March 31, 1998.
     Management believes that the allowance for loan losses at March 31, 1998, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the company's banks, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods. Further discussion of the allowance for loan losses is included later in this review in the Year 2000 Risks section.

Securities Available for Sale
     Securities (all classified as available for sale) decreased from $278 million at December 31, 1997 to $262 million at March 31, 1998. A year ago, securities totaled $255 million. Funds provided by the reduction in securities in the first quarter of 1998 were utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
     Total deposits averaged $1.59 billion in the first quarter of 1998, an increase of $62.4 million, or 4%, from the comparable 1997 period. Average interest-bearing accounts increased $37.4 million in the first quarter of 1998, compared to the same period in 1997, while average non-interest-bearing accounts increased $25.0 million. The increase in interest-bearing accounts primarily represents brokered certificates of deposit issued to fund loan growth. As of March 31, 1998 and 1997, brokered certificates of deposit comprised $145 million and $105 million, respectively, of the company's deposits. These brokered deposits have various maturities ranging from three months to three years.
     Long-term debt totaled $195 million at March 31, 1998 and $141 million at March 31, 1997. In order to support growth in the loan portfolio, TFB-KY has outstanding $50 million of notes (included in the long-term debt totals), under a $250 million senior bank note program. These bank notes bear interest at fixed rates of 6.48% and 7.13%. Other long-term borrowings principally represent Federal Home Loan Bank ("FHLB") advances to TFB-KY and TFB-TN (with varying maturity dates), which are funding residential mortgage and commercial loans.
     Long-term debt also includes financing from an unaffiliated commercial bank for the company's leveraged ESOP. Total ESOP debt was $1.7 million at March 31, 1998, and $2.4 million at March 31, 1997.
     Certain of the above brokered certificates of deposit, bank notes and FHLB advances have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Under these swap agreements, TFB-KY pays interest at the prime rate, and receives fixed rates from 8.60% to 8.81%. Other swap agreements are utilized to hedge the commercial lending exposure of the company. TFB-KY pays interest at the prime rate, and receives fixed rates from 8.50 % to 9.52% under these swap agreements. Further discussion of interest rate swaps is included later in this review in the Asset/Liability Management and Market Risks Section.

Capital Resources and Liquidity
     The company's capital ratios at March 31, 1998, December 31, 1997, and March 31, 1997 (calculated in accordance with regulatory guidelines) were as follows:


                                March 31,  December 31,    March 31,
                                  1998        1997           1997

Tier 1 risk based ...........       8.66%     8.48%          8.08%
     Regulatory minimum .....       4.00      4.00           4.00
     Well-capitalized minimum       6.00      6.00           6.00
Total risk based ............      11.80     11.71          11.41
     Regulatory minimum .....       8.00      8.00           8.00
     Well-capitalized minimum      10.00     10.00          10.00
Leverage ....................       7.10      6.81           6.52
     Regulatory minimum .....       3.00      3.00           3.00
     Well-capitalized minimum       5.00      5.00           5.00

     The increase in these capital ratios in 1998 is due to the company's increased earnings. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at March 31, 1998.
     To maintain a desired level of liquidity, the company has several sources of funds available. The company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in these investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

Asset/Liability Management and Market Risks
     Managing interest rate risk is fundamental to the financial services industry. The company's policies are designed to manage the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity while optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements.
     The company uses an earnings simulation model to monitor and evaluate the impact of changing interest rates on earnings. The simulation model used by the company is designed to reflect the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments, combining the various factors affecting rate sensitivity into a two-year earnings outlook. Among the factors the model utilizes are 1) rate-of-change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate barrier effects, such as caps or floors on loans; 4) changes in balance sheet levels; 5) floating-rate financial instruments that may be tied or related to prime, Treasury Notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and
7) the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans.
     The model is updated bi-monthly (or more frequently, if necessary) for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic view of net interest income is derived once probabilities have been assigned to those key rates. By forecasting a most likely rate environment, the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. Several rate index and yield curve assumptions are used in the model. As an example, the company's most likely rate environment as of March 31, 1998, assumed the 3-month Treasury rate at 5.20% through September 30, 1998, then falling to 4.69% in March of 1999.
     A second interest rate sensitivity tool utilized by the company is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer-term view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are measured based on numerous interest rate path valuations using statistical rate simulation techniques.
     As of March 31, 1998, management believes the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.
     The following illustrates the effects of an immediate 100- or 200-basis-point shift in market interest rates on 1) fair values of assets and liabilities as compared to March 31, 1998 fair values, and 2) net interest income for one year as compared to the most likely rate assumptions used in the company's model:


 Market Risk Analysis
                                                                                            Increase (Decrease) in Fair Value


                                                                           ----------------------------  ---------------------------
                                                                                     Decrease in Rates         Increase in Rates

                                                                           ----------------------------  ---------------------------
                                                 Carrying        Fair           200          100            100           200
 March 31, 1998 - In thousands                    Value          Value         b.p.          b.p.           b.p.          b.p.
 Market Risk-Sensitive Assets
Securities available for sale .............   $  262,465    $   262,465     $ 12,558     $  6,076     $ (5,702)   $   (11,064)
Mortgage loans held for sale ..............      189,511        189,811          311          154         (154)          (307)
Loans, net ..................................  1,556,665      1,665,504       49,150       23,191      (20,995)       (39,665)
Mortgage servicing rights
    and interest rate floor contracts ......      45,180         50,243       (9,805)      (6,965)       3,421          4,853
Interest rate swaps .........................         --           (298)       6,980        3,558       (3,546)        (7,098)
                                               ---------    -----------      -------      -------     --------     ----------

    Total market risk-sensitive assets ....   $2,053,821    $ 2,167,725       59,194     $ 26,014     $(26,976)      $(53,281)

    % change in fair value of assets ..                                         2.73%       1.20%        -1.24%         -2.46%
Market Risk-Sensitive Liabilities
Transaction deposit accounts ..............   $  578,958    $   577,971     $   (678)    $   (339)    $    333    $       669
Savings accounts ..........................       96,805         88,428       (3,457)      (1,408)       1,318          2,557
Certificates of deposit ...................      948,669        958,611      (13,225)      (6,612)       6,368         12,653
Short-term borrowings .....................      195,391        195,751         (457)        (227)         226            451
Long-term debt ............................      195,125        202,673       (7,786)      (3,835)       3,732          7,352
                                               ---------    -----------      -------      -------     --------     ----------
 Total market risk-sensitive liabilities ...  $2,014,948    $ 2,023,434     $(25,603)    $(12,421)    $ 11,977       $ 23,682


 % change in fair value of liabilities ..                                      -1.27%       -0.61%        0.59%          1.17%

                                                                                       Increase (Decrease)
                                                                                in Interest Income and Expense

                                                                        ----------------------------------------------------
                                                                             Decrease in Rates       Increase in Rates
                                                                Most
                                                               Likely          -----------------     -------------------
                                                                Rate           200          100          100          200
Dollars in thousands                                          Scenario         b.p.         b.p.         b.p.           b.p.
Projected Interest Income (Annualized)
Securities available for sale ............................   $   15,259    $  (1,469)    $   (735)    $    734       $  1,468
Mortgage loans held for sale .............................        9,767       (2,476)      (1,238)       1,239          2,478
Loans, net ...............................................      145,647      (16,276)      (7,743)       7,775         16,091
Interest rate swaps ......................................          761        3,829        1,756       (1,829)        (3,844)
                                                             ----------   -----------   ---------      -------       ---------
                       Total interest income .............   $  171,434    $ (16,392)    $ (7,960)    $  7,919       $ 16,193
                 % change in interest income .............                     -9.56%       -4.64%        4.62%          9.45%
Projected Interest Expense (Annualized)
NOW and money market deposit accounts ....................   $   11,250    $  (2,486)    $ (1,191)    $    308       $    608
Savings accounts .........................................        1,922         (510)        (457)         327            651
Certificates of deposit ..................................       51,501       (8,635)      (4,217)       4,236          8,609
Short-term borrowings ....................................       10,001       (3,500)      (1,748)       1,710          3,400
Long-term debt ...........................................       12,653         (295)        (146)         147            295
                                                             ----------     -----------   ---------      -------     ---------
                      Total interest expense ........... .   $   87,327    $ (15,426)    $ (7,759)    $  6,728       $ 13,563
                                                             ----------     -----------   ---------      -------     ---------
             % change in net interest expense ..............                  -17.66%       -8.88%        7.70%         15.53%
                         Net interest income ..............  $   84,107    $    (966)    $   (201)    $  1,191          2,630
             % change in net interest income ..............                    -1.15%       -0.24%        1.42%          3.13%


     It should be noted that some of the assumptions made in the use of the simulation model will inevitably not materialize and unanticipated events and circumstances will occur; in addition, the simulation model does not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     Derivative financial instruments can be a cost- and capital-efficient method of modifying the repricing or maturity characteristics of on-balance-sheet assets and liabilities--a necessary component of the company's strategy for managing its overall interest rate risk. Off-balance-sheet derivative transactions used for interest rate sensitivity management could include interest rate swaps, forwards, floors, futures and options with indices that directly relate to the pricing of specific assets and liabilities of the company.
     Off-balance-sheet derivatives do not expose the company to credit risk equal to the notional amount, although the company is exposed to credit risk equal to the aggregate of the positive fair values of the swaps, plus any accrued interest receivable due from all counterparties. Fair values are determined by discounting to present value the future cash flows which would result from the difference between current market rates and the actual swap rates.
     To assist in achieving a desired level of interest rate sensitivity, the company has entered into off-balance-sheet interest rate swap transactions which partially neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate. In a higher interest-rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from interest rate swap transactions. Conversely, if interest rates decline, the swaps will mitigate the company's exposure to reduced net interest income. Interest rate swap transactions as of March 31, 1998, are as follows:


Interest Rate Swaps

As of March 31, 1998
 Dollars in thousands

                                      Notional            Fixed Rate           Floating
                                                                                Rate
                                       Amount            (Receiving)           (Paying)                          Maturity
                                        $   70,000          8.50%               8.50% (Prime)                    June, 1998
                                           30,000           8.60%               8.50% (Prime)                 October, 1998
                                           25,000           8.78%               8.50% (Prime)                November, 1999
                                           25,000           8.74%               8.50% (Prime)                December, 1999
                                           40,000           8.81%               8.50% (Prime)                December, 1999
                                           50,000           9.52%               8.50% (Prime)                   April, 2000
                                           50,000           8.87%               8.50% (Prime)                  August, 2000
                                           40,000           8.80%               8.50% (Prime)                November, 2000
                                           40,000           8.61%               8.50% (Prime)                February, 2001
                                   ---------------

 Total / weighted average                $370,000           8.81%               8.50%                        December, 1999


     As shown in the table, $100 million of these interest rate swaps will mature within twelve months. As these interest rate swaps mature, management is evaluating whether new interest rate swap transactions are appropriate, given the company's interest rate sensitivity position at that time. The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity.
     To mitigate its prepayment risk related to MSR's, the company purchased in 1997 and 1996 two interest rate "floor" contracts that provide for the company to receive interest on the notional amount of the contract to the extent that the interest rate on the ten-year CMT's falls below the contract rate. The cost of these contracts is included in with the MSR asset in the consolidated balance sheet. Fair values can be expected to vary inversely with market expectations for intermediate-term interest rates.
     The company minimizes the credit risk in all off-balance-sheet derivative instruments by dealing only with high quality counterparties (i.e., those which have credit ratings of investment grade or better from one of the major rating agencies) and each transaction is specifically approved for applicable credit exposure. Further, the company's policy is to require all transactions be governed by an International Swap Dealers Association Master Agreement and be subject to bilateral collateral arrangements.
     The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity. Management believes there is minimal risk that the derivatives used for rate sensitivity management will have any significant unintended effect on the company's financial condition or results of operations.

Year 2000 Compliance
     The company is exposed to potential future losses, including litigation, due to business interruption or errors, which could result if any of its computer systems are not modified to ensure that dates beginning in January, 2000 are not misinterpreted by the system as January, 1900. This eventuality is commonly referred to as the Year 2000 Problem ("Y2K"). A number of computer systems which are affected by Y2K are utilized by the company to operate its day-to-day business. Most of these systems use software developed by and licensed from third party software vendors. Some of these software applications have been customized by the company, while others have been developed internally.
     Management has established a task force to identify all instances where the company is not currently Y2K compliant, and to take actions designed to bring those systems into compliance before the end of 1999. The assessment phase of this project has been completed, whereby the company has identified systems that need modification, and the correction phase of the project has begun. The correction phase is expected to be completed by the end of 1998, with all of 1999 dedicated to the testing phase. Total cost to the company of the correction and testing phases is projected to be approximately $500 thousand.
     The company is actively managing all of its third party software vendors to obtain software corrections and warranty commitments. Management believes that those software vendors which have been identified by the task force as essential to the company's operations are currently on schedule to meet the company's Y2K timetable. The company is acting upon the belief and understanding that all federal agencies are actively managing the Y2K problems which are inherent in the global banking and payments systems.
     The company's credit customers are also subject to potential losses as a result of Y2K exposure in their own computer systems as well as the computer systems of their suppliers and customers. The company is working with those customers that the company believes may be significantly affected to assess each customer's Y2K exposure and the extent to which the customer has addressed the problem. Any exposure which, in the opinion of management, is not adequately addressed will be taken into account in assessing the loss potential, if any, associated with that credit relationship.










This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Although the company believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. Factors that could cause actual results to differ from the results anticipated in the forward-looking statements include, but are not limited to: economic conditions (both generally and more specifically in the markets in which the company and its banks operate); competition for the company's customers from other providers of financial services; government legislation and regulation (which changes from time to time and over which the company has no control); changes in interest rates (both generally and more specifically mortgage interest rates); material unforeseen changes in the liquidity, results of operations, or financial condition of th company's customers; material unforeseen complications related to addressing the Year 2000 Problem experienced by the company, its suppliers, customers and governmental agencies; and other risks detailed in the company's filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the company. The company undertakes no obligation to republish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The information for this item is incorporated by reference to the Asset/Liability Management and Market Risks section of Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           Part II - Other Information

Item 1. Legal Proceedings
     In the ordinary course of operations, the company and the banks are defendants in various legal proceedings. In the opinion of management, there is no proceeding pending or, to the knowledge of management, threatened, in which an adverse decision could result in a material adverse change in the consolidated financial condition or results of operations of the company.
     On August 12, 1996, Douglas M. Lester, the company's former chairman, president and chief executive officer, filed suit individually and purportedly on behalf of the shareholders of the company in Warren Circuit Court, Bowling Green, Kentucky, against the company and four of its directors. Mr. Lester claimed that the company wrongfully terminated him on June 4, 1996, that the four named directors breached their fiduciary duties to the company, and also alleged fraud, breach of contract, interference with contractual relations and invasion of privacy. Mr. Lester sought, among other things, $1 million in compensatory damages, the value of certain stock options, and punitive damages. This matter was settled by agreement among the parties and the Warren Circuit Court issued an order dismissing this litigation on April 1,1998.


Item 4. Submission of Matters to a Vote of Security Holders
      The registrant's 1998 Annual Meeting of Shareholders was held April 20, 1998. Proxies were solicited by the registrant's board of directors pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to the board's nominees as listed in the proxy statement, and all of the nominees were elected by vote of the shareholders. Voting results for each nominee were as follows:

                                      Votes For             Votes Withheld
         Mary D. Cohron               8,923,791                42,048
         David B. Garvin              8,947,444                18,395
         James D. Scott               8,938,123                27,716


     A proposal to approve the Trans Financial, Inc. Stock Incentive Plan was approved by a majority of the outstanding shares of the registrant's common stock. A total of 8,521,018 shares were voted in favor of the proposal; 299,882 shares were voted against; and 144,939 shares abstained (including broker non-votes). The total number of shares of common stock outstanding as of February 18,1998, the record date of the Annual Meeting of Shareholders, was 11,641,651.



Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
       The exhibits listed on the Exhibit Index on page 19 of this Form 10-Q are filed as a part of this report.

   (b) Reports on Form 8-K
       There were no reports on Form 8-K filed during the period covered by this report.

        On April 15, 1998, the company filed a Form 8-K reporting that on April 9, 1998, the company entered into an Agreement and Plan of Merger with Star Banc pursuant to which the company will merge with and into Star Banc, subject to shareholder and regulatory approvals, and certain other conditions.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Trans Financial, Inc.
                                                          (Registrant)

                                         Principal Executive Officer:

Date:  May 15, 1998                             /s/ Vince A. Berta
                                                     Vince A. Berta
                                                 Chairman, President and
                                                 Chief Executive Officer


                                          Principal Financial Officer:


Date: May 15, 1998                             /s/ Edward R. Matthews
                                                   Edward R. Matthews
                                                   Executive Vice President and
                                                   Chief Financial Officer

                                    Exhibits



                                                                  Sequentially
                                                                 Numbered Pages
   2.1     Agreement and Plan of Merger with Star Banc Corporation
           dated April 9, 1998............................................20-51

   2.2     Stock Option Agreement with Star Banc Corporation
           dated April 9, 1998............................................52-63

   10      Trans Financial, Inc. 1998 Stock Incentive Plan*...............64-73

   11      Statement Regarding Computation of Per Share Earnings.............74

   27      Financial Data Schedule (for SEC use only)


   *   Denotes a management  contract or compensatory plan or arrangement of the
       registrant   required  to  be  filed  as  an  exhibit  pursuant  to  Item
       601(10)(iii) of Regulation S-K.