Form 10-K/A
period 1997-12-31
TRANS FINANCIAL INC
filed 1998-07-02
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 1
                                       to
                Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1997   Commission File Number  0-13030
                             ------------------                          -------

                              TRANS FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

                     Kentucky                            61-1048868
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
       incorporation or organization)

500 East Main Street, Bowling Green, Kentucky              42101
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

The aggregate market value of the voting stock held by nonaffiliates of the registrant on February 18, 1998: $397,830,739.

The number of shares outstanding of the issuer's class of common stock on February 18, 1998: 11,641,651 shares.

Document Incorporated By Reference
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 20, 1998 are incorporated by reference into
Part III of this report.


The registrant's Annual Report on Form 10-K is hereby amended to include the following:
   Form 11-K of the Trans Financial, Inc., Savings Investment Plan, which was not available at the time of the initial filing of the registrant's Form 10-K.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
   (a) (1) Financial statements filed
           The list of consolidated financial statements together with the report thereon of KPMG Peat Marwick LLP, as set forth in Part II,
           Item 8 of this report(previously filed) is incorporated herein by reference.
       (2) Financial statement schedules
           Schedules to the consolidated financial statements are omitted, as the required information is not applicable.
       (3) List of exhibits
           The list of exhibits listed on the Exhibit Index on pages 3 and 4 of this Form 10-K/A is incorporated herein by reference. The management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K/A pursuant to Item 14(c) are noted by asterisk (*) in the Exhibit Index.

   (b) Reports on Form 8-K
       No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                                                       Trans Financial, Inc.
                                                         (Registrant)



                                                   By:   /s/ Edward R. Matthews
                                                             Edward R. Matthews
                                                        Chief Financial Officer
                                                            Date: July 1, 1998

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

   4(a) Rights Agreement dated January 20, 1992 between Manufacturers Hanove Trust Company and Trans Financial, Inc.* **

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

   10(a) Trans Financial, Inc. 1987 Stock Option Plan is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the registrant (File No. 33-43046).*

   10(b)   Trans Financial, Inc. 1990 Stock Option Plan.* **

   10(c)   Trans Financial, Inc. 1992 Stock Option Plan.* **

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

   10(p) 1996 Consolidated Stock Option Plan is incorporated by reference to the registrant's Proxy Statement dated February 28, 1997, for the April 28, 1997 Annual Meeting of Shareholders.*

   10(q) Summary of 1997 Trans Financial Leadership Incentive Plan is incorporated by reference to Exhibit 10 of the registrant's report on Form 10-Q for the quarter ended June 30, 1997.*

   10(r) Amendment to 1995 Executive Stock Option Plan is incorporated by reference to Exhibit 10(a) of the registrant's report on Form 10-Q for the quarter ended September 30, 1997.*

   10(s) Agreement dated September 30, 1997, between registrant and executive officer is incorporated by reference to Exhibit 10(b) of the registrant's report on Form 10-Q for the quarter ended September 30, 1997.*

   10(t) First Amendment to Directors' Stock Compensation Plan adopted December 15, 1997.* **

   11      Statement Regarding Computation of Per Share Earnings.**

   21      List of Subsidiaries of the Registrant.**

   23      Consent of Independent Auditors.**

   23(a)   Consent of Independent Auditors

   27      Financial Data Schedule (for SEC use only).**

   99 Annual report on Form 11-K for the Trans Financial, Inc. Savings Investment Plan

   * Denotes a management contract or compensatory plan or arrangement of the registrant required to be filed as an exhibit pursuant to Item 601 (10)
       (iii) of Regulation S-K.

**Previously filed.