Form 10-Q
period 1998-06-30
TRANS FINANCIAL INC
filed 1998-08-14
CIK 704469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d)
                  of The Securities Exchange Act of 1934

                      For the quarter ended June 30, 1998
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _


The number of shares outstanding of the issuer's class of common stock on August 10, 1998: 11,887,923 shares.

                                  Part I - Financial Information


Item 1. Financial Statements


 Consolidated Balance Sheets
 (Unaudited)
 In thousands, except share data

                                                     June 30       December 31     June 30
                                                        1998            1997           1997

 Assets
 Cash and due from banks ........................   $    85,884    $    70,774    $    72,131
 Interest-bearing deposits with banks ...........            99             99             98
 Mortgage loans held for sale ...................       238,608        118,485         81,543
 Securities available for sale (amortized
    cost of $258,785 as of  June 30, 1998;
    $276,554 as of December 31, 1997;
    and $252,082 as of June 30, 1997) ...........       260,230        278,098        251,829
 Loans, net of unearned income ..................     1,552,666      1,537,820      1,473,337
 Less allowance for loan losses .................        23,677         22,017         21,016
                                                    -----------    -----------    -----------
    Net loans ...................................     1,528,989      1,515,803      1,452,321
 Premises and equipment, net ....................        40,755         37,429         36,488
 Mortgage servicing rights ......................        51,892         46,870         44,343
 Other assets ...................................        48,282         47,453         41,937
                                                    ===========    ===========    ===========
    Total assets ................................   $ 2,254,739    $ 2,115,011    $ 1,980,690
                                                    ===========    ===========    ===========

 Liabilities and Shareholders' Equity
 Deposits:
    Non-interest bearing ........................   $   253,041    $   235,695    $   226,140
    Interest bearing ............................     1,313,674      1,338,143      1,314,609
                                                    -----------    -----------    -----------
    Total deposits ..............................     1,566,715      1,573,838      1,540,749
 Federal funds purchased and
    repurchase agreements .......................       203,827        109,348         93,607
 Other short-term borrowings ....................        95,500         70,000         45,000
 Long-term debt .................................       194,932        185,293        140,628
 Other liabilities ..............................        26,641         25,755         20,812
                                                    -----------    -----------    -----------
    Total liabilities ...........................     2,087,615      1,964,234      1,840,796
 Shareholders' equity:
    Common stock, no par value. Authorized
       50,000,000 shares; issued and
       outstanding 11,778,545; 11,471,689;
       and 11,437,962 shares, respectively ......        22,078         21,510         21,446
    Additional paid-in capital ..................        52,404         46,284         45,570
    Retained earnings ...........................        93,339         83,947         75,317
    Accumulated other comprehensive income ......           813            882           (257)
    Employee Stock Ownership Plan shares
       purchased with debt ......................        (1,510)        (1,846)        (2,182)
                                                    -----------    -----------    -----------
    Total shareholders' equity ..................       167,124        150,777        139,894
                                                    -----------    -----------    -----------
    Total liabilities
      and shareholders' equity ..................   $ 2,254,739    $ 2,115,011    $ 1,980,690
                                                    ===========    ===========    ===========

 See accompanying notes to consolidated financial statements

Consolidated Statements of Income
 (Unaudited)
 In thousands, except per share data

                                                                     2nd Qtr.            Six Months

 For the periods ended June 30                                    1998      1997        1998      1997

 Interest income
  Loans, including fees ....................................   $ 36,317    $ 34,337    $72,103   $67,945
  Securities available for sale ............................      3,691       3,597      7,508     7,417
  Mortgage loans held for sale .............................      3,959       1,568      6,427     2,797
  Interest-bearing deposits with banks .....................          2           2          9         4
                                                               --------    --------    -------   -------
  Total interest income ....................................     43,969      39,504     86,047    78,163
Interest expense
  Deposits .................................................     16,305      16,035     32,771    31,540
  Federal funds purchased
    and repurchase agreements ..............................      1,547         699      2,622     1,290
  Long-term debt and other
    borrowings .............................................      4,462       3,056      8,669     6,319
                                                               --------    --------    -------   -------
  Total interest expense ...................................     22,314      19,790     44,062    39,149
                                                               --------    --------    -------   -------
Net interest income ........................................     21,655      19,714     41,985    39,014
  Provision for loan losses ................................      2,300       2,900      4,520     4,850
                                                               --------    --------    -------   -------
Net interest income after
  provision for loan losses ................................     19,355      16,814     37,465    34,164
Non-interest income
  Service charges on deposit accounts ......................      2,673       2,582      5,144     5,077
  Mortgage banking income ..................................      5,113       2,612      9,723     5,369
  Gains (losses) on sales of securities
    available for sale, net ................................         (2)        (88)       148       133
  Trust services ...........................................        544         677      1,161     1,238
  Brokerage income .........................................      1,308         708      2,110     1,418
  Other ....................................................      1,236       2,684      2,851     3,859
                                                                --------    --------    -------   -------
  Total non-interest income ................................     10,872       9,175     21,137    17,094
Non-interest expenses
  Compensation and benefits ................................     10,062       8,577     19,446    17,185
  Net occupancy expense ....................................      1,164       1,156      2,324     2,306
  Furniture and equipment expense ..........................      1,828       1,615      3,637     3,181
  Deposit insurance ........................................        102         106        204       209
  Professional fees ........................................        570         712      1,212     1,378
  Postage, printing & supplies .............................      1,123         867      2,187     1,847
  Communications ...........................................        829         712      1,577     1,370
  Other ....................................................      3,930       3,411      7,516     6,719
                                                                --------    --------    -------   -------
  Total non-interest expenses ..............................     19,608      17,156     38,103    34,195
                                                                --------    --------    -------   -------
Income before income taxes .................................     10,619       8,833     20,499    17,063
Income tax expense .........................................      3,589       2,971      6,895     5,653
                                                               ========    ========    =======   =======
Net income .................................................   $  7,030    $  5,862    $13,604   $11,410
                                                               ========    ========    =======   =======

Diluted earnings per share .................................   $   0.58    $   0.50    $  1.13   $  0.98
                                                               ========    ========    =======   =======
Basic earnings per share ...................................   $   0.60    $   0.51    $  1.17   $  1.00
                                                               ========    ========    =======   =======

See accompanying notes to consolidated financial statements

 Consolidated Statements of Comprehensive Income
 (Unaudited)
 In thousands
 For the periods ended June 30
                                                           1998          1997


   Net income                                              $13,604     $11,410
   Other comprehensive income, net of tax:
    Unrealized holding gains (losses) during the period
       on securities available for sale ...............        104          42
    Reclassification adjustments for (gains)losses
       on securities included in net income ...........       (173)       (207)
                                                          --------    --------
Total other comprehensive income ......................        (69)       (165)
                                                          ========    ========
Comprehensive income ..................................   $ 13,535    $ 11,245
                                                          ========    ========

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Changes in Shareholders' Equity
 (Unaudited)
 In thousands
 For the six months ended June 30
                                              1998            1997

 Balance January 1                           $150,777     $131,316
  Net income ............................      13,604       11,410
  Other comprehensive income ............         (69)        (165)
  Issuance of common stock ..............       6,690          946
  Cash dividends declared on common stock      (4,213)      (3,882)
  ESOP debt reduction ...................         335          269
                                            =========    =========
Balance at end of period ................   $ 167,124    $ 139,894
                                            =========    =========

 See accompanying notes to consolidated financial statements.


 Consolidated Statements of Cash Flows
 (Unaudited)
 In thousands
 For the six months ended June 30

                                                                          1998        1997

 Cash flows from operating activities:

Net income .......................................................   $    13,604    $  11,410
Adjustments to reconcile net income to cash provided by operating activities:
    Provision for loan losses ....................................         4,520        4,850
    Deferred tax expense(benefit) ................................          (915)        (472)
    Gain on sale of securities available for sale ................          (148)        (133)
    Gain on sale of mortgage loans held for sale .................        (5,306)      (1,910)
    Gain on sale of premises and equipment .......................          --             (3)
    Gain on sale of branches .....................................          (430)      (1,241)
    Depreciation and amortization of fixed assets ................         3,375        2,549
    Amortization of intangible assets ............................           792          647
    Amortization of premium on securities and loans, net .........           200          418
    Amortization of mortgage servicing rights ....................         3,696        2,957
Decrease in accrued interest receivable ..........................           244          895
Decrease in other assets .........................................          (836)      21,169
Decrease in accrued interest payable .............................          (333)        (102)
Increase(decrease)  in other liabilities .........................         1,301       (4,751)
Sale of mortgage loans held for sale .............................       943,702      410,164
Originations of mortgage loans held for sale .....................    (1,058,519)    (420,744)
                                                                     -----------    ---------
  Net cash provided by (used in) operating activities ............       (95,053)      25,703

Cash flows from investing activities:
Proceeds from sale of securities available for sale ..............         3,640        2,604
Proceeds from prepayment and call of securities available for sale        18,477        5,245
Proceeds from maturities of securities available for sale ........        46,876       30,670
Purchase of securities available for sale ........................       (51,277)      (5,622)
Net increase in loans ............................................       (18,568)     (25,560)
Net cash outflow from sale of Tennessee offices ..................        (8,826)     (13,789)
Proceeds from sale of mortgage servicing rights ..................         1,489         --
Purchase and origination of mortgage servicing rights ............       (10,207)      (6,488)
Proceeds from sale of foreclosed assets ..........................           731          407
Purchases of premises and equipment ..............................        (6,863)      (2,648)
Proceeds from disposal of premises and equipment .................           121          232
                                                                     -----------    ---------
  Net cash used in investing activities ..........................       (24,407)     (14,949)

Cash flows from financing activities:
Net increase (decrease) in deposits ..............................         2,140      (22,463)
Net increase in federal funds purchased
  and repurchase agreements ......................................        94,479       21,728
Net increase(decrease) in short-term borrowings ..................        25,500      (10,000)
Proceeds from issuance of long-term debt .........................        10,000         --
Repayment of long-term debt ......................................           (26)          (6)
Proceeds from issuance of common stock ...........................         6,690          946
Dividends paid ...................................................        (4,213)      (3,882)
                                                                     -----------    ---------
  Net cash provided by (used in) financing activities ............       134,570      (13,677)
                                                                     -----------    ---------
Net increase (decrease ) in cash and cash equivalents ............        15,110       (2,923)
Cash and cash equivalents at beginning of year ...................        70,774       75,054
                                                                     -----------    ---------
Cash and cash equivalents at end of period .......................   $    85,884    $  72,131
                                                                     ===========    =========

 See accompanying notes to consolidated financial statements.

 Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies
     The accounting and reporting policies of Trans Financial, Inc. and its subsidiaries (the company) conform to generally accepted accounting principles and general practices within the banking industry. The consolidated financial statements includethe accounts of Trans Financial, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A description of other significant accounting policies is presented in the 1997 annual report on Form 10-K.
     In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been reflected in the accompanying unaudited financial statements. Results of interim periods are not necessarily indicative of results to be expected for the full year.

(2) Allowance for Loan Losses
     An analysis of the changes in the allowance for loan losses follows:


 In thousands

                                                   2nd Qtr.                Six Months
 For the periods ended June 30                   1998        1997       1998        1997
Balance beginning of period ................   $ 22,777    $ 19,010    $ 22,017    $ 18,065
  Provision for loan losses ................      2,300       2,900       4,520       4,850

  Loans charged off ........................     (1,743)     (1,141)     (3,766)     (2,273)
  Recoveries of loans previously charged off        343         247         906         374
                                               --------    --------    --------    --------
  Net charge-offs ..........................     (1,400)       (894)     (2,860)     (1,899)
                                               --------    --------    --------    --------

Balance at end of period ...................   $ 23,677    $ 21,016    $ 23,677    $ 21,016
                                               ========    ========    ========    ========

(3) Impaired Loans
     The company's recorded investment in loans considered impaired in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), was $14,127,000 at June 30, 1998. Of that amount, $11,080,000 represents loans for which an allowance for loan losses, in the amount of $2,486,000 has been established under SFAS 114. Impaired loans totaled $4,694,000 at June 30, 1997, including $2,356,000 of loans for which an allowance was established totaling $639,000.
     The average recorded investment of impaired loans was $14,406,000 and $4,476,000 for the three months ended June 30, 1998 and 1997, respectively, and $15,133,000 and $4,456,000 for the six months ended June 30, 1998 and 1997, respectively. Interest income recognized on impaired loans totaled $35,000 for the three months ended June 30, 1998, and $129,000 for the six-month period ended June 30, 1998. For the comparable periods in 1997, interest income on impaired loans totaled $23,000 and $46,000, respectively.

 (4) New Accounting and Disclosure Standards
     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130, which became effective in the first quarter of 1998, requires a presentation of comprehensive income in a full set of general-purpose financial statements. In addition to net income, comprehensive income includes all other changes in shareholders' equity during the reporting period except those resulting from investments by shareholders and distributions to shareholders. To comply with SFAS 130, the company is presenting in this report a Consolidated Statement of Comprehensive Income.

In June 1998,  Statement of Financial  Accounting  Standards No. 133,
Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued by the FASB. SFAS 133 standardizes the accounting for derivative instruments, including certain derivative instruments imbedded in other contracts, requiring derivatives to be carried at fair value in the consolidated balance sheet. Whether gains or losses are recognized in net income or in other comprehensive income depends on whether the derivative instrument has been designated as a qualifying hedge and, if so, on the reason for the hedge.
If the derivative is not designated as hedge, any gain or loss is recognized in earnings in the period of the change in fair value. SFAS 133 must be adopted by January 1, 2000; early adoption is permitted. The company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the actual date of adoption.

 (5) Pending Merger and Subsequent Event
     On April 9, 1998, the company entered into an agreement and Plan of Merger with Star Banc Corporation, based in Cincinnati, Ohio ("Star Banc"). In accordance with the terms of the merger agreement, each share of the company's common stock will be converted into 0.9003 share of Star Banc common stock. During the second quarter of 1998, the Federal Reserve Board and the Office of the Comptroller of the Currency approved the merger, and the company's shareholders approved the merger on July 20, 1998. With no additional approvals required, management expects the merger to be consummated on August 21, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
General
     Trans Financial, Inc. ("the company") is a bank holding company registered under the Bank Holding Company Act of 1956. The company has two commercial bank subsidiaries--Trans Financial Bank, National Association ("TFB-KY"), consisting of all of the company's banking activities in Kentucky, and Trans Financial Bank Tennessee, National Association ("TFB-TN"), consisting of all of the company's Tennessee banking activity. (On July 26, 1997, the company's former thrift subsidiary--Trans Financial Bank, F.S.B.--was merged into TFB-KY, and its Tennessee operations were sold to TFB-TN. These transactions consolidated the company's banking operations into its current two national bank charters.)
     In addition, the company operates as subsidiaries of TFB-KY a full-service securities broker/dealer--Trans Financial Investment Services, Inc.--and a mortgage banking company--Trans Financial Mortgage Company ("TFMC").
     During April 1997, the company sold substantially all of the deposits, premises and equipment, and certain other assets of its Lebanon and Sparta, Tennessee offices. These two offices represented $17 million of the company's total deposits as of March 31, 1997. The company's Mt. Pleasant, Tennessee office, consisting of $10 million of deposits, was sold on March 4, 1998.
     On August 29, 1997, the Trans Adviser family of mutual funds ("the Funds") was transferred to the Countrywide Family of Funds. TFB-KY had acted as investment adviser to the Funds, which had total assets of $159 million as of June 30, 1997. However, as a result of this transfer, TFB-KY no longer serves in that capacity. The transfer did not have a significant impact on the company's financial condition or results of operations.
     On March 6, 1998, the company entered into an agreement to purchase $154 million in deposits and $27 million in loans from Banc One Corporation. The acquisition includes eight offices located in Hopkins and Christian Counties in western Kentucky. Management expects the transaction to be completed on August 21, 1998.
     On April 9, 1998, the company entered into an agreement and Plan of Merger with Star Banc Corporation, based in Cincinnati, Ohio ("Star Banc"). In accordance with the terms of the merger agreement, each share of the company's common stock will be converted into 0.9003 share of Star Banc common stock. During the second quarter of 1998, the Federal Reserve Board and the Office of the Comptroller of the Currency approved the merger, and the company's shareholders approved the merger on July 20, 1998. With no additional approvals required, management expects the merger to be consummated on August 21, 1998.
     The discussion that follows is intended to provide additional insight into the company's financial condition and results of operations. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of Part I of this report.

Results of Operations
Overview
     For the three months ended June 30, 1998, the company earned $7.0 million, or $0.58 per diluted share, compared to $5.9 million, or $0.50 per diluted share, for the second quarter of 1997. Results for the second quarter of 1998 produced an annualized return on average assets of 1.29% and a return on average shareholders' equity of 17.41%, compared with 1.21% and 17.15%, respectively, for the second quarter of 1997.
     For the first half of 1998, the company recorded net income of $13.6 million, or $1.13 per diluted share, compared to $11.4 million, or $0.98 per diluted share, in the same period of 1997. Return on average assets for the first six months of 1998 was 1.27% and the return on average equity was 17.26%, compared with 1.18% and 16.95%, respectively, for the first half of 1997.

Net Interest Income
     Net interest income on a tax-equivalent basis totaled $21.9 million in the second quarter of 1998, compared with $20.0 million in the comparable 1997 period--a 9% increase. For the second quarter of 1998, the net interest margin (net interest income as a percentage of average interest-earning assets) on a tax-equivalent basis decreased 13 basis points, from 4.50% to 4.37%, compared to the same period in 1997. For the first six months of 1998, the net interest margin decreased 14 basis points, from 4.47% to 4.33%, as compared to first half 1997.
     Approximately $718 million of the company's loans reprice immediately with changes in the prime rate, and another $35 million of loans reprice within three months of a change in prime. The prime rate increased to 8.50% in late first quarter 1997, and has remained constant since then. Since late 1997, a significantly larger proportion of interest earning asset growth has come from lower earning mortgage loans held for sale. Also during this time, the company's funding costs continued to rise, as greater reliance has been placed on wholesale funding sources, such as brokered deposits and other borrowed funds. As a result, the company's net interest-rate spread (the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities) decreased 19 basis points compared to second quarter 1997, negatively impacting the net interest margin. This negative impact was partially offset during 1998 by increased interest income due to growth in loans and in mortgage loans held for sale.
     The following tables show, for the three- and six-month periods ended June 30, 1998 and 1997, the relationship between interest income and expense and the levels of average interest-earning assets and average interest-bearing liabilities. The tables reflect increased volumes of commercial loans, mortgage loans held for sale, brokered certificates of deposit and borrowed funds.


 Average Consolidated Balance Sheets and Net Interest Analysis

 For the three months ended June 30

 Dollars in thousands

                                                                  1998                                        1997
                                                   Average                     Average        Average                      Average
                                                   Balance      Interest         Rate         Balance       Interest         Rate
 Assets:
 Interest-earning assets:
   Loans, net of unearned income                  $1,551,291      $36,376  *       9.41%      $1,452,174      $34,412  *       9.50%
   Securities                                        254,948        3,917  *       6.16%         253,617        3,863  *       6.11%
   Mortgage loans held for sale                      208,636        3,959          7.61%          80,848        1,568          7.78%
   Federal funds sold
     and other interest income                           100            2          8.02%             164            2          4.89%
                                                -------------  -----------                 --------------  -----------
 Total interest-earning assets /
   interest income                                 2,014,975       44,254  *       8.81%       1,786,803       39,845  *       8.94%
                                                               -----------                                 -----------
 Non-interest-earning assets:
   Cash and due from banks                            64,649                                      52,417
   Premises and equipment                             39,482                                      37,009
   Other assets                                       69,207                                      64,861
                                                =============                              ==============
 Total assets                                     $2,188,313                                  $1,941,090
                                                =============                              ==============
 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand (NOW)                   $61,409         $509          3.32%         $35,059         $286          3.27%
     Savings deposits                                 97,434          581          2.39%         102,276          722          2.83%
     Money market accounts                           273,948        2,311          3.38%         270,721        2,236          3.31%
     Certificates of deposit                         702,101        9,691          5.54%         708,358        9,695          5.49%
     Brokered certificates of deposit                134,551        2,129          6.35%         123,363        1,925          6.26%
     Individual Retirement Accounts                   77,926        1,084          5.58%          82,246        1,171          5.71%
                                                -------------  -----------                 --------------  -----------
     Total interest-bearing deposits               1,347,369       16,305          4.85%       1,322,023       16,035          4.86%
 Federal funds purchased
   and repurchase agreements                         115,968        1,547          5.35%          53,481          699          5.24%
 Other short-term borrowings                          94,807        1,341          5.67%          48,957          700          5.74%
 Long-term debt                                      195,088        3,121          6.42%         140,786        2,356          6.71%
                                                -------------  -----------                 --------------  -----------
   Total borrowed funds                              405,863        6,009          5.94%         243,224        3,755          6.19%
                                                -------------  -----------                 --------------  -----------
 Total interest-bearing liabilities /
   interest expense                                1,753,232       22,314          5.10%       1,565,247       19,790          5.07%
                                                               -----------                                 -----------
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits                     247,609                                     215,873
   Other liabilities                                  25,544                                      22,878
                                                -------------                              --------------
   Total liabilities                               2,026,385                                   1,803,998
 Shareholders' equity                                161,928                                     137,092
                                                -------------                              --------------
 Total liabilities
   and shareholders' equity                       $2,188,313                                  $1,941,090
                                                =============                              ==============
 Net interest-rate spread                                                          3.71%                                       3.87%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                                       0.66%                                       0.63%
                                                                              -----------                                 ----------
 Net interest income /
   margin on interest-earning assets                              $21,940  *       4.37%                      $20,055  *       4.50%
                                                               ===========    ===========                  ===========    ==========

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



 Average Consolidated Balance Sheets and Net Interest Analysis
 For the six months ended June 30
 Dollars in thousands

                                                                1998                                        1997
                                                   Average                     Average        Average                      Average
                                                   Balance      Interest         Rate         Balance       Interest         Rate
 Assets:
 Interest-earning assets:
   Loans, net of unearned income                  $1,547,328      $72,234  *       9.41%      $1,453,064      $68,101  *       9.45%
   Securities                                        259,925        7,984  *       6.19%         262,601        7,961  *       6.11%
   Mortgage loans held for sale                      177,428        6,427          7.30%          75,160        2,797          7.50%
   Federal funds sold
     and other interest income                           265            9          6.85%             131            4          6.16%
                                                -------------  -----------                 --------------  -----------
 Total interest-earning assets /
   interest income                                 1,984,946       86,654  *       8.80%       1,790,956       78,863  *       8.88%
                                                               -----------                                 -----------
 Non-interest-earning assets:
   Cash and due from banks                            64,747                                      51,013
   Premises and equipment                             38,816                                      37,307
   Other assets                                       69,768                                      65,214
                                                =============                              ==============
 Total assets                                     $2,158,277                                  $1,944,490
                                                =============                              ==============
 Liabilities and Shareholders' Equity
 Interest-bearing liabilities:
   Interest-bearing deposits:
     Interest-bearing demand (NOW)                   $63,933       $1,071          3.38%         $34,474         $541          3.16%
     Savings deposits                                 96,371        1,168          2.44%         103,205        1,409          2.75%
     Money market accounts                           266,930        4,478          3.38%         270,557        4,376          3.26%
     Certificates of deposit                         709,624       19,491          5.54%         715,698       19,273          5.43%
     Brokered certificates of deposit                139,677        4,390          6.34%         116,879        3,640          6.28%
     Individual Retirement Accounts                   78,428        2,173          5.59%          82,822        2,301          5.60%
                                                -------------  -----------                 --------------  -----------
     Total interest-bearing deposits               1,354,963       32,771          4.88%       1,323,635       31,540          4.81%
 Federal funds purchased
   and repurchase agreements                          99,647        2,622          5.31%          50,722        1,290          5.13%
 Other short-term borrowings                          87,627        2,500          5.75%          60,829        1,683          5.58%
 Long-term debt                                      194,306        6,169          6.40%         140,840        4,636          6.64%
                                                -------------  -----------                 --------------  -----------
   Total borrowed funds                              381,580       11,291          5.97%         252,391        7,609          6.08%
                                                -------------  -----------                 --------------  -----------
 Total interest-bearing liabilities /
   interest expense                                1,736,543       44,062          5.12%       1,576,026       39,149          5.01%
                                                               -----------                                 -----------
 Non-interest-bearing liabilities:
   Non-interest-bearing deposits                     237,232                                     208,855
   Other liabilities                                  25,569                                      23,894
                                                -------------                              --------------
   Total liabilities                               1,999,344                                   1,808,775
 Shareholders' equity                                158,933                                     135,715
                                                -------------                              --------------
 Total liabilities
   and shareholders' equity                       $2,158,277                                  $1,944,490
                                                =============                              ==============
 Net interest-rate spread                                                          3.68%                                       3.87%
 Impact of non-interest bearing
   sources and other changes in
   balance sheet composition                                                       0.65%                                       0.60%
                                                                              -----------                                 ----------
 Net interest income /
   margin on interest-earning assets                              $42,592  *       4.33%                      $39,714  *       4.47%
                                                               ===========    ===========                  ===========    ==========

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


Analysis of Changes in Net Interest Income
     Shown in the following tables are changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in interest rates for the three- and six-month periods ended June 30, 1998, as compared to the same period in 1997.

 Second Quarter 1998 vs. 1997
                                         Increase (decrease)
                                      in interest income and expense
 In thousands                           due to changes in:
                                     Volume     Rate      Total
 Interest-earning assets:
Loans ............................   $ 2,327    $(363)   $ 1,964
Securities .......................        20       34         54
Mortgage loans held for sale .....     2,426      (35)     2,391
Federal funds sold
  and other interest income ......        (1)       1       --
                                     -------    -----    -------
Total interest-earning assets ....     4,772     (363)     4,409

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....       218        5        223
Savings deposits .................       (33)    (108)      (141)
Money market accounts ............        27       48         75
Certificates of deposit ..........       (86)      82         (4)
Brokered certificates of deposit .       177       27        204
Other time deposits ..............       (61)     (26)       (87)
                                     -------    -----    -------
  Total interest-bearing deposits        242       28        270
Federal funds purchased
  and repurchase agreements ......       833       15        848
Other short-term borrowings ......       649       (8)       641
Long-term debt ...................       873     (108)       765
                                     -------    -----    -------
  Total borrowed funds ...........     2,355     (101)     2,254
                                     -------    -----    -------
Total interest-bearing liabilities     2,597      (73)     2,524
                                     -------    -----    -------
Increase (decrease)
  in net interest income .........   $ 2,175    $(290)   $ 1,885
                                     =======    =====    =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the absolute dollar amounts of the change in each.

 Six Months 1998 vs. 1997
                                           Increase (decrease)
                                     in interest income and expense
 In thousands                              due to changes in:
                                     Volume     Rate      Total
 Interest-earning assets:
Loans ............................   $ 4,402    $(269)   $ 4,133
Securities .......................       (82)     105         23
Mortgage loans held for sale .....     3,706      (76)     3,630
Federal funds sold
  and other interest income ......         5     --            5
                                     -------    -----    -------
Total interest-earning assets ....     8,031     (240)     7,791

Interest-bearing liabilities:
Interest-bearing demand (NOW) ....       491       39        530
Savings deposits .................       (89)    (152)      (241)
Money market accounts ............       (59)     161        102
Certificates of deposit ..........      (165)     383        218
Brokered certificates of deposit .       716       34        750
Other time deposits ..............      (122)      (6)      (128)
                                     -------    -----    -------
  Total interest-bearing deposits        772      459      1,231
Federal funds purchased
  and repurchase agreements ......     1,286       46      1,332
Other short-term borrowings ......       763       54        817
Long-term debt ...................     1,703     (170)     1,533
                                     -------    -----    -------
  Total borrowed funds ...........     3,752      (70)     3,682
                                     -------    -----    -------
Total interest-bearing liabilities     4,524      389      4,913
                                     -------    -----    -------
Increase (decrease)
  in net interest income .........   $ 3,507    $(629)   $ 2,878
                                     =======    =====    =======

 The change in interest due to both rate and volume has been allocated to changes in average volume and changes in average rates in proportion to the absolute dollar amounts of the change in each.

Provision for Loan Losses
     The provision for loan losses was $2.3 million (0.59% of average loans on an annualized basis, excluding mortgage loans held for sale) for the second quarter of 1998, compared with $2.9 million (1.34% of average loans) for the comparable period of 1997. Net loan charge-offs were $1.4 million (0.36% of average loans) for the second quarter of 1998, compared with $0.9 million (0.25% of average loans) for the second quarter of 1997.
     For the first six months of 1998, the provision for loan losses was $4.5 million (0.58% of average loans), compared with $4.9 million (0.67% of average loans) for the comparable period of 1997. Net loan charge-offs were $2.9 million (0.37% of average loans) for the first half of 1998, compared with $1.9 million (0.26% of average loans) for the first six months of 1997.
     The provision for loan losses and the level of the allowance for loan losses reflect management's evaluation of the risk in the loan portfolio. Further discussion on loan quality and the allowance for loan losses is included in the Asset Quality discussion later in this report.

Non-Interest Income
     Non-interest income for the second quarter of 1998 increased $1.7 million, or 18%, over the second quarter of 1997. During the second quarter of 1997 the company recognized a $1.2 million gain on the sale of the two Tennessee offices which were sold during the quarter. Excluding this gain, non-interest income for the second quarter of 1998 would have increased $2.9 million, or 37% over the second quarter of 1997.
     For the first six months of 1998 non-interest income increased $4.0 million, or 24%, over the comparable period in 1997. The first quarter of 1998 included a $430 thousand gain on the sale of the Mt. Pleasant, Tennessee, office. Excluding this gain and the $1.2 million gain in the second quarter of 1997, non-interest income for the first half of 1998 would have increased $4.9 million, or 31% over the first half of 1997.
     The higher level of non-interest income in 1998 is primarily attributable to increased mortgage loan origination and refinancing activity. During the second quarter of 1998, mortgage banking income improved $2.2 million over the year-earlier period, despite taking a $630 thousand provision for impairment of the mortgage servicing rights ("MSR) asset resulting from increased mortgage loan prepayment activity. The Surety Mortgage (Cape Coral, Florida) acquisition and the new mortgage office in Little Rock, Arkansas, represent $1.3 million of the increase in mortgage banking income for the second quarter. A record quarter for brokerage income (a $600 thousand increase) also contributed to the rise in quarterly non-interest income. Mortgage banking income (up $4.4 million) and brokerage income (up $692 thousand) were also principally responsible for the increase in non-interest income for the six-months ended June 30, 1998, as compared to the first six months of 1997.

Non-Interest Expenses
     Non-interest expenses increased $2.5 million, or 14%, in the second quarter of 1998, compared to the second quarter of 1997. As a result of increased mortgage production activities, total non-interest expense for Trans Financial Morgage Company increased $1.5 million over the second quarter of 1997, including $1.0 million in operating expenses associated with the new mortgage offices in Florida and Arkansas. Higher non-mortgage retail sales and brokerage activity, and an increased emphasis on performance-based pay led to an increase of $373 thousand in commission and incentive expense during the quarter. Technology-related initiatives and expansion of the convenience-store ATM network resulted in a $330 thousand increase in non-interest expense compared with the second quarter of 1997. The efficiency ratio (a measure of operating expenses per dollar of income) decreased to 60.3% in the second quarter of 1998 (excluding the branch sale gains and securities gains and losses)--an improvement over the 61.9% efficiency ratio in the second quarter of 1997.
     For the six-month periods, non-interest expenses increased $3.9 million, or 11%, in 1998 as compared to the first half of 1997. Operating expenses associated with the new Florida and Arkansas mortgage offices represent $1.4 million of the increased expenses, while mortgage and brokerage commissions and other incentive-based pay rose $668 thousand from the first half of 1997 to the first half of 1998. Technology expenses and ATM network expansion added another $573 thousand, period-to-period.

Income Taxes
     Income tax expense totaled $3.6 million for the second quarter of 1998, compared with $3.0 million in the comparable 1997 period. These represent effective tax rates of 33.8% and 33.6%, respectively. For the six months ended June 30, 1998, the company's effective tax rate was 33.6%, compared to 33.1% in the first half of 1997.


Balance Sheet Review
Overview
     Assets at June 30, 1998 totaled $2.25 billion, compared with $2.12 billion at December 31, 1997, and $1.98 billion a year ago. Average total assets for the second quarter increased $247 million (13%) over the past year to $2.19 billion. Average interest-earning assets increased $228 million to $2.01 billion.

Loans
     The company experienced annualized loan growth of 2% from December 31, 1997, to June 30 1998. For the second quarter of 1998, loans decreased $4.0 million from March 31, 1998 (a 1% annualized rate). At June 30, 1998, loans net of unearned income (excluding mortgage loans held for sale) totaled $1.55 billion, compared with $1.54 billion at December 31, 1997, and $1.47 billion a year ago.
     Total loans, net of unearned income, averaged $1.55 billion in the second quarter of 1998, excluding mortgage loans held for sale of $209 million. For the comparable period in 1997, loans averaged $1.45 billion, excluding the $81 million of mortgage loans held for sale.

Asset Quality
     Non-performing loans, which include non-accrual loans, accruing loans past due 90 days or more and restructured loans, totaled $28.3 million as of June 30, 1998, an increase of $3.8 million from December 31, 1997, and an increase of $18.8 million from the end of the second quarter of 1997. The increase from a year ago is primarily attributable to $12.8 million of loans to a coal mining operation. The $3.7 million increase over the first quarter of 1998 is primarily due to three loans. Two of these loans, totaling $2.4 million, are secured by commercial real estate and the third is a $1.0 million commercial loan to the coal mining operation. The company is closely monitoring its $23.9 million exposure to the coal industry, which is down from $33.5 million at December 31, 1997, primarily due to several paydowns on loans. At June 30, 1998, the company's coal exposure consisted of the non-accrual loans mentioned above as well as an additional 102 relationships, with the next largest single credit exposure totaling $2.5 million.
     The ratio of non-performing loans to total loans (net of unearned income) was 1.82% at June 30, 1998, compared with 1.59% at the end of 1997 and 0.64% a year ago. Non-performing assets, which include non-performing loans, foreclosed real estate and other foreclosed property, totaled $29.3 million as of June 30, 1998, as compared to $10.7 million at June 30, 1997. The ratio of non-performing assets to total assets increased to 1.30% at June 30, 1998, from 0.54% a year ago.
     The following table presents information concerning non-performing assets, including non-accrual and restructured loans.

 Non-performing Assets
 Dollars in thousands

                                                     June 30    March 31    December 31   June 30
                                                       1998        1998       1997         1997
Non-accrual loans ...............................     $22,404     $20,593     $21,803     $ 6,186
Accruing loans which are contractually
  past due 90 days or more ......................       5,331       3,403       1,991       2,611
Restructured loans ..............................         557         622         687         679
                                                      -------     -------     -------     -------
  Total non-performing and restructured loans ...      28,292      24,618      24,481       9,476
Foreclosed real estate ..........................         868         727         845         872
Other foreclosed property .......................         127         258         217         354
                                                      -------     -------     -------     -------
  Total non-performing and restructured loans and
    foreclosed property .........................     $29,287     $25,603     $25,543     $10,702
                                                      =======     =======     =======     =======

 Non-performing and restructured loans
 as a percentage of loans, net of unearned income        1.82%       1.58%       1.59%       0.64%
 Total non-performing and restructured loans and
 foreclosed property as a percentage of total assets     1.30%       1.16%       1.21%       0.54%

     Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer loans are charged off after 120 days of delinquency unless adequately secured and in the process of collection. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were modified due to a deterioration in the financial condition of the borrower.
     Seven commercial credit relationships account for $19.7 million, or 88%, of the company's non-accrual loans at June 30, 1998. The largest of these credits is the $12.8 million relationship with the coal mining operation mentioned above. The other six credits consist of $2.0 million to a motel franchisee, $1.7 million to a grocery chain, $1.4 million to a mobile home manufacturer, $0.8 million to a real estate developer, $0.6 million to a tobacco processing company, and $0.5 million to a trucking company. Of the $2.5 million allowance for loan losses established in accordance with Statement of Financial Accounting Standards No. 114, Accounting by Creditors for the Impairment of a Loan, four of these large non-accrual credits account for $2.4 million. The remaining non-accrual loan balance consists of various commercial and consumer loans, with no single borrower representing more than $400,000.
     Foreclosed real estate at June 30, 1998, consists of several properties, with no single property exceeding $350,000.
     As of June 30, 1998, the company had $4.8 million of loans which were not included in the past due non-accrual or restructured categories, but for which known information about possible credit problems caused management to have serious doubts as to the ability of the borrowers to comply with the present loan repayment terms. Based on management's evaluation, including current market conditions, cash flow generated and recent appraisals, no significant losses are anticipated at this time in connection with these loans. These loans are subject to continuing management attention and are considered in determining the level of the allowance for loan losses.
     The allowance represents an amount which, in management's judgment, will be adequate to absorb probable losses on existing loans. The adequacy of the allowance for loan losses is determined on an ongoing basis through analysis of the overall size and quality of the loan portfolio, historical loan loss experience, loan delinquency trends and current and projected economic conditions. Additional allocations of the allowance are based on specifically identified potential loss situations. The potential loss situations are identified by account officers' evaluations of their own portfolios as well as by an independent loan review function.
     The allowance for loan losses is established through a provision for loan losses charged to expense. At June 30, 1998, the allowance was $23.7 million, up from $22.0 million at December 31, 1997, and $21.0 million at June 30, 1997. The ratio of the allowance for loan losses to total loans (excluding mortgage loans held for sale) at June 30, 1998, was 1.52%, compared with 1.43% at December 31, 1997, and 1.43% at June 30, 1997. The increase from June 30, 1997 reflects in part management's review of the growth in the loan portfolio, the continuing concentrations of credit among the company's largest credit relationships, and anticipated general economic conditions in the company's markets.
     The allowance as a percentage of non-performing loans was 84% at June 30, 1998, as compared to 90% at year-end 1997 and 222% at June 30, 1997, due to the previously-mentioned coal mining loans, which were first classified as non-accrual in the second half of 1997.
     Management believes that the allowance for loan losses at June 30, 1998, is adequate to absorb losses inherent in the loan portfolio as of that date. That determination is based on the best information available to management, but necessarily involves uncertainties and matters of judgment and, therefore, cannot be determined with precision and could be susceptible to significant change in the future. In addition, bank regulatory authorities, as a part of their periodic examinations of the company's banks, may reach different conclusions regarding the quality of the loan portfolio and the level of the allowance, which could result in additional provisions being made in future periods. Further discussion of the allowance for loan losses is included later in this review in the Year 2000 Risks section.

Securities Available for Sale
     Securities (all classified as available for sale) decreased from $278 million at December 31, 1997 to $260 million at June 30, 1998. A year ago, securities totaled $252 million. Funds provided by the reduction in securities in the first half of 1998 were utilized to fund growth in the loan portfolio.

Deposits and Borrowed Funds
     Total deposits averaged $1.59 billion in the second quarter of 1998, an increase of $57 million, or 4%, from the comparable 1997 period. Average interest-bearing accounts increased $25 million in the second quarter of 1998, compared to the same period in 1997, while average non-interest-bearing accounts increased $32 million. The increase in interest-bearing accounts primarily represents balances of NOW accounts related to a few large corporate customers. As of June 30, 1998 and 1997, brokered certificates of deposit comprised $125 million and $130 million, respectively, of the company's deposits. These brokered deposits have various maturities ranging from ten months to over two years.
     Long-term debt totaled $195 million at June 30, 1998 and $141 million at June 30, 1997. In order to support growth in the loan portfolio, TFB-KY has outstanding $55 million of notes (included in the long-term debt totals), under a $250 million senior bank note program. These bank notes bear interest at fixed rates of 6.48% and 7.13%. Other long-term borrowings principally represent Federal Home Loan Bank ("FHLB") advances to TFB-KY and TFB-TN (with varying maturity dates), which are funding residential mortgage and commercial loans. Long-term debt also includes financing from an unaffiliated commercial bank for the company's leveraged ESOP. Total ESOP debt was $1.5 million at June 30, 1998, and $2.2 million at June 30, 1997.
     Certain of the above brokered certificates of deposit, bank notes and FHLB advances have been effectively converted to floating rate instruments through the use of interest rate swap transactions. Other swap agreements are utilized to hedge the commercial lending exposure of the company. TFB-KY pays interest at the prime rate, and receives fixed rates from 8.60% to 9.52% under all swap agreements. Further discussion of interest rate swaps is included later in this review in the Asset/Liability Management and Market Risks Section.

Capital Resources and Liquidity
     The company's capital ratios at June 30, 1998, December 31, 1997, and June 30, 1997 (calculated in accordance with regulatory guidelines) were as follows:


                                   June 30,   December 31,   June 30,
                                      1998        1997       1997

Tier 1 risk-based capital ...         8.77%      8.48%      8.36%
     Regulatory minimum .....         4.00       4.00       4.00
     Well-capitalized minimum         6.00       6.00       6.00
Total risk-based capital ....        11.91      11.71      11.69
     Regulatory minimum .....         8.00       8.00       8.00
     Well-capitalized minimum        10.00      10.00      10.00
Leverage ratio ..............         6.99       6.81       6.82
     Regulatory minimum .....         3.00       3.00       3.00
     Well-capitalized minimum         5.00       5.00       5.00


     The increase in these capital ratios in 1998 is due to the company's increased earnings. Capital ratios of all of the company's subsidiaries are in excess of applicable minimum regulatory capital ratio requirements at June 30, 1998.
     To maintain a desired level of liquidity, the company has several sources of funds available. The company primarily relies upon net inflows of cash from financing activities, supplemented by net inflows of cash from operating activities, to provide cash used in these investing activities. As is typical of most banking companies, significant financing activities include issuance of common stock and long-term debt, deposit gathering, and the use of short-term borrowing facilities, such as federal funds purchased, repurchase agreements, FHLB advances and lines of credit. The company's primary investing activities include purchases of securities and loan originations, offset by maturities, prepayments and sales of securities, and loan payments.

Asset/Liability Management and Market Risks
     Managing interest rate risk is fundamental to the financial services industry. The company's policies are designed to manage the inherently different maturity and repricing characteristics of the lending and deposit-acquisition lines of business to achieve a desired interest-sensitivity position and to limit exposure to interest rate risk. The maturity and repricing characteristics of the company's lending and deposit activities create a naturally asset-sensitive structure. By using a combination of on- and off-balance-sheet financial instruments, the company manages interest rate sensitivity while optimizing net interest income within the constraints of prudent capital adequacy, liquidity needs, the interest rate and economic outlook, market opportunities and customer requirements.
     The company uses an earnings simulation model to monitor and evaluate the impact of changing interest rates on earnings. The simulation model used by the company is designed to reflect the dynamics of all interest-earning assets, interest-bearing liabilities and off-balance-sheet financial instruments, combining the various factors affecting rate sensitivity into a two-year earnings outlook. Among the factors the model utilizes are 1) rate-of-change differentials, such as federal funds rates versus savings account rates; 2) maturity effects, such as calls on securities; 3) rate barrier effects, such as caps or floors on loans; 4) changes in balance sheet levels; 5) floating-rate financial instruments that may be tied or related to prime, Treasury Notes, CD rates or other rate indices, which do not necessarily move identically as rates change; 6) leads and lags that occur as rates move away from current levels; and
7) the effects of prepayments on various assets, such as residential mortgages, mortgage-backed securities and consumer loans.
     The model is updated bi-monthly (or more frequently, if necessary) for multiple interest rate scenarios, projected changes in balance sheet categories and other relevant assumptions. In developing multiple rate scenarios, an econometric model is employed to forecast key rates, based on the cyclical nature and historic volatility of those rates. A stochastic view of net interest income is derived once probabilities have been assigned to those key rates. By forecasting a most likely rate environment, the effects on net interest income of adjusting those rates up or down can reveal the company's approximate interest rate risk exposure level. Several rate index and yield curve assumptions are used in the model. As an example, the company's most likely rate environment as of June 30, 1998, assumed the 3-month Treasury rate at 5.09% through January, 1999, then falling to 4.58% in June, 1999.
     A second interest rate sensitivity tool utilized by the company is the quantification of market value changes for all assets and liabilities, given an increase or decrease in interest rates. This approach provides a longer-term view of interest rate risk, capturing all expected future cash flows. Assets and liabilities with option characteristics are measured based on numerous interest rate path valuations using statistical rate simulation techniques.
     As of June 30, 1998, management believes the company's balance sheet was in an asset-sensitive position, as the repricing characteristics of the balance sheet were such that an increase in interest rates would have a positive effect on earnings and a decrease in interest rates would have a negative effect on earnings.

     The following illustrates the effects of an immediate 100- or 200-basis-point shift in market interest rates on 1) fair values of assets and liabilities as compared to June 30, 1998 fair values, and 2) net interest income for one year as compared to the most likely rate assumptions used in the company's model:


 Market Risk Analysis
 June 30, 1998 - In thousands                                                              Increase (Decrease) in Fair Value
                                                                               -----------------------------------------------------
                                                                                  Decrease in Rates            Increase in Rates
                                                                               -------------------------   -------------------------
                                                      Carrying       Fair          200         100             100          200
                                                       Value         Value        b.p.         b.p.            b.p.         b.p.
 Market Risk-Sensitive Assets
 Securities available for sale                          $260,230      $260,230     $11,354       $5,487        $(5,134)     $(9,952)
 Mortgage loans held for sale                            238,608       239,135         391          196           (193)        (387)
 Loans, net                                            1,552,666     1,666,834      51,164       24,317        (21,138)     (39,435)
 Mortgage servicing rights
     and interest rate floor contracts                    52,522        54,518    (13,635)      (8,357)           3,673        5,256
 Interest rate swaps                                           -         (197)       5,564        2,807         (2,807)      (5,638)
                                                   -----------------------------------------------------   -------------------------
                Total market risk-sensitive assets    $2,104,026    $2,220,520     $54,838      $24,450       $(25,599)    $(50,156)
                  % change in fair value of assets                                   2.47%        1.10%          -1.15%       -2.26%
 Market Risk-Sensitive Liabilities
 Transaction deposit accounts                           $581,543      $590,568      $(695)       $(347)            $347         $687
 Savings accounts                                         98,303        91,688     (2,411)      (1,220)           1,267        2,498
 Certificates of deposit                                 886,864       910,574    (11,959)      (5,975)           5,706       11,362
 Short-term borrowings                                   299,327       295,266       (458)        (229)             226          452
 Long-term debt                                          194,932       201,378     (7,115)      (3,507)           3,402        6,720
                                                   -----------------------------------------------------   -------------------------
           Total market risk-sensitive liabilities    $2,060,969    $2,089,474   $(22,638)    $(11,278)         $10,948      $21,719
                                                   -----------------------------------------------------   -------------------------
             % change in fair value of liabilities                                  -1.08%       -0.54%           0.52%        1.04%



Dollars in thousands
                                                                                                Increase (Decrease)
                                                                     Most                  in Interest Income and Expense
                                                                               -----------------------------------------------------
                                                                    Likely        Decrease in Rates            Increase in Rates
                                                                               -------------------------   -------------------------
                                                                     Rate          200         100             100          200
                                                                    Scenario       b.p.         b.p.            b.p.         b.p.
 Projected Interest Income (annualized)
 Securities available for sale                                         $15,130    $(1,974)       $(987)            $988       $1,975
 Mortgage loans held for sale                                           14,193     (3,623)      (1,812)           1,811        3,622
 Loans, net                                                            144,836    (15,577)      (7,161)           8,130       15,301
 Interest rate swaps                                                       935       3,398        1,478         (1,823)      (3,307)
                                                                      ---------------------------------------   --------------------
                             Total interest income                    $175,094   $(17,776)     $(8,482)          $9,106      $17,591
                       % change in interest income                                 -10.15%       -4.84%           5.20%       10.05%
 Projected Interest Expense (annualized)
 NOW and money market deposit accounts                                 $11,341    $(2,594)     $(1,254)            $316         $622
 Savings accounts                                                        2,427       (937)        (483)             330          659
 Certificates of deposit                                                49,654     (8,569)      (4,098)           4,386        8,489
 Short-term borrowings                                                  14,031     (5,094)      (2,546)           2,506        5,008
 Long-term debt                                                         12,561       (439)        (218)             221          439
                                                                      ---------------------------------------   --------------------
                            Total interest expense                     $90,014   $(17,633)     $(8,599)          $7,759      $15,217
                                                                      ---------------------------------------   --------------------
                      % change in interest expense                                 -19.59%       -9.55%           8.62%       16.91%

                               Net interest income                     $85,080      $(143)         $117          $1,347       $2,374
                   % change in net interest income                                  -0.17%        0.14%           1.58%        2.79%


     It should be noted that some of the assumptions made in the use of the simulation model will inevitably not materialize and unanticipated events and circumstances will occur; in addition, the simulation model does not take into account any future actions which could be undertaken to reduce an adverse impact if there were a change in interest rate expectations or in the actual level of interest rates.
     Derivative financial instruments can be a cost- and capital-efficient method of modifying the repricing or maturity characteristics of on-balance-sheet assets and liabilities--a necessary component of the company's strategy for managing its overall interest rate risk. Off-balance-sheet derivative transactions used for interest rate sensitivity management could include interest rate swaps, forwards, floors, futures and options with indices that directly relate to the pricing of specific assets and liabilities of the company.
     Off-balance-sheet derivatives do not expose the company to credit risk equal to the notional amount, although the company is exposed to credit risk equal to the aggregate of the positive fair values of the swaps, plus any accrued interest receivable due from all counterparties. Fair values are determined by discounting to present value the future cash flows which would result from the difference between current market rates and the actual swap rates.
     To assist in achieving a desired level of interest rate sensitivity, the company has entered into off-balance-sheet interest rate swap transactions which partially neutralize the asset sensitive position which is inherent in the balance sheet. The company pays a variable interest rate on each swap and receives a fixed rate. In a higher interest-rate environment, the increased contribution to net interest income from on-balance-sheet assets will substantially offset any negative impact on net interest income from interest rate swap transactions. Conversely, if interest rates decline, the swaps will mitigate the company's exposure to reduced net interest income. Interest rate swap transactions as of June 30, 1998, are as follows:

 Dollars in thousands
                                               Notional            Fixed Rate            Floating Rate
                                                 Amount            (Receiving)             (Paying)                   Maturity
                                            ----------------     ----------------                              ---------------------
                                                     30,000           8.60%                8.50% (Prime)               October, 1998
                                                     25,000           8.78%                8.50% (Prime)              November, 1999
                                                     25,000           8.74%                8.50% (Prime)              December, 1999
                                                     40,000           8.81%                8.50% (Prime)              December, 1999
                                                     50,000           9.52%                8.50% (Prime)                 April, 2000
                                                     50,000           8.87%                8.50% (Prime)                August, 2000
                                                     40,000           8.80%                8.50% (Prime)              November, 2000
                                                     40,000           8.61%                8.50% (Prime)              February, 2001
                                                   --------
 Total / weighted average                          $300,000           8.88%                8.50%                         April, 2000
                                                   ========

     As shown in the table, $30 million of these interest rate swaps will mature within twelve months. As these interest rate swaps mature, management evaluates whether new interest rate swap transactions are appropriate, given the company's interest rate sensitivity position at that time.
     To mitigate its prepayment risk related to MSR's, the company purchases from time to time interest rate "floor" contracts that provide for the company to receive interest on the notional amount of the contract to the extent that the interest rate on ten-year constant maturity U.S. Treasury Notes falls below the contract rate. The cost of these contracts is included in with the MSR asset in the consolidated balance sheet. Fair values can be expected to vary inversely with market expectations for intermediate-term interest rates.
     The company minimizes the credit risk in all off-balance-sheet derivative instruments by dealing only with high quality counterparties (i.e., those which have credit ratings of investment grade or better from one of the major rating agencies) and each transaction is specifically approved for applicable credit exposure. Further, the company's policy is to require all transactions be governed by an International Swap Dealers Association Master Agreement and be subject to bilateral collateral arrangements.
     The company requires all off-balance-sheet transactions be employed solely with respect to asset/liability management or for hedging specific transactions or positions, rather than for speculative trading activity. Management believes there is minimal risk that the derivatives used for rate sensitivity management will have any significant unintended effect on the company's financial condition or results of operations.

Year 2000 Compliance
     The company is exposed to potential future losses, including litigation, due to business interruption or errors, which could result if any of its computer systems are not modified to ensure that dates beginning in January, 2000 are not misinterpreted by the system as January, 1900. This eventuality is commonly referred to as the Year 2000 Problem ("Y2K"). A number of computer systems which are affected by Y2K are utilized by the company to operate its day-to-day business. Most of these systems use software developed by and licensed from third party software vendors. Some of these software applications have been customized by the company, while others have been developed internally.
     Management has established a task force to identify all instances where the company is not currently Y2K compliant, and to take actions designed to bring those systems into compliance before the end of 1999. The assessment phase of this project has been completed, whereby the company has identified systems that need modification, and the correction phase of the project has begun.
     The company has been actively managing all of its third party software vendors to obtain software corrections and warranty commitments. Management believes that those software vendors which have been identified by the task force as essential to the company's operations are currently on schedule to meet the company's Y2K timetable. The company is acting upon the belief and understanding that all federal agencies are actively managing the Y2K problems which are inherent in the global banking and payments systems.
     The correction phase was expected to be completed by the end of 1998, with all of 1999 dedicated to the testing phase. Total cost to the company of the correction and testing phases was projected to be approximately $500 thousand. In light of the pending merger with Star Banc, however, the company has modified its Y2K schedule, anticipating that its core systems will be replaced by Star Banc's systems after the merger.
     The company's credit customers are also subject to potential losses as a result of Y2K exposure in their own computer systems as well as the computer systems of their suppliers and customers. The company is working with those customers that the company believes may be significantly affected to assess each customer's Y2K exposure and the extent to which the customer has addressed the problem. Any exposure which, in the opinion of management, is not adequately addressed will be taken into account in assessing the loss potential, if any, associated with that credit relationship.









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

Item 4. Submission of Matters to a Vote of Security Holders
     A Special Meeting of Stockholders was held July 20, 1998 to vote on a proposal to approve and adopt the Agreement and Plan of Merger, dated April 9, 1998, by and between Star Banc Corporation ("Star Banc") and the company, pursuant to which the company will be merged with and into Star Banc. The total number of shares of common stock outstanding as of June 14, 1998, the record date of the Special Meeting, was 11,321,317, of which 8,667,236 shares were represented at the meeting. The proposal was adopted by a vote of 8,586,816 in favor of the proposal; 68,771 against; with 11,649 abstaining.


Item 6. Exhibits and Reports on Form 8-K
   (a) Exhibits
       The exhibits listed on the Exhibit Index on page 21 of this Form 10-Q are filed as a part of this report.

   (b) Reports on Form 8-K
        On April 15, 1998, the company filed a Form 8-K, Item 5. Other Events, reporting that on April 9, 1998, the company entered into an Agreement and Plan of Merger with Star Banc Corporation, pursuant to which the company will merge with and into Star Banc, subject to shareholder and regulatory approvals, and certain other conditions.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Trans Financial, Inc.
                                                         (Registrant)



                                                 Principal Executive Officer:


Date:  August 14, 1998                                /s/ Vince A. Berta
                                                          Vince A. Berta
                                                        Chairman, President and
                                                        Chief Executive Officer

                                                 Principal Financial Officer:


Date: August 14, 1998                                   /s/ Edward R. Matthews
                                                            Edward R. Matthews
                                                      Executive Vice President
                                                    and Chief Financial Officer

Exhibits
                                                                 Sequentially
                                                                  Numbered Pages

   2.1 Agreement and Plan of Merger with Star Banc Corporation dated April 9, 1998 is incorporated by reference to Exhibit 2.1 of the Registrant's report on Form 10-Q for the three months ended March 31, 1998.

   2.2 Stock Option Agreement with Star Banc Corporation dated April 9, 1998 is incorporated by reference to Exhibit 2.2 of the Registrant's report on Form 10-Q for the three months ended March 31, 1998.

   10 Trans Financial, Inc. 1998 Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Registrant's report on Form 10 Q for the three months ended March 31, 1998.*

   11  Statement Regarding Computation of Per Share Earnings... ..............23

   27  Financial Data Schedule (for SEC use only)


   *   Denotes a management  contract or compensatory plan or arrangement of the
       registrant   required  to  be  filed  as  an  exhibit  pursuant  to  Item
       601(10)(iii) of Regulation S-K.